Form 10-Q
period 1996-03-31
ARCADIAN CORP
filed 1996-05-15
CIK 862450

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
              /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR
              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-13774

                              ARCADIAN CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     76-0275035
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                         6750 POPLAR AVENUE, SUITE 600
                         MEMPHIS, TENNESSEE 38138-7419
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (901) 758-5200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/     No  / /

     At March 31, 1996, there were 32,385,233 outstanding shares of Common
Stock, par value $.01 per share, of Arcadian Corporation.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                              ARCADIAN CORPORATION

                               TABLE OF CONTENTS
                                      FOR
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                        Page
                                                                                        ----
                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

  Independent Auditors' Report........................................................    3

  Condensed Consolidated Balance Sheet as of March 31, 1996, and December 31, 1995....    4

  Condensed Consolidated Statement of Operations for --
     Three Months Ended March 31, 1996 and 1995.......................................    5

  Condensed Consolidated Statement of Cash Flows for --
     Three Months Ended March 31, 1996 and 1995.......................................    6

  Notes to Condensed Consolidated Financial Statements................................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS....................................................................   11

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................   14

SIGNATURE.............................................................................   15


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 See next page.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Arcadian Corporation:

     We have reviewed the condensed consolidated balance sheet of Arcadian Corporation and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

     A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Arcadian Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
May 14, 1996

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      MARCH 31,
                                                                        1996         DECEMBER 31,
                                                                     (UNAUDITED)         1995
                                                                       ($000)           ($000)
                                                                     -----------     ------------
Cash and Cash Equivalents..........................................   $  278,474      $  202,738
Restricted Reserve Accounts........................................       53,333          50,450
Accounts Receivable, Net...........................................      102,377         109,496
Inventories........................................................      129,995         136,767
Other..............................................................        5,080           6,569
                                                                      ----------      ----------
          Total Current Assets.....................................      569,259         506,020
Property, Plant and Equipment, Net.................................      598,743         606,410
Goodwill, Net......................................................       95,784          96,393
Other, Net.........................................................       58,025          61,831
                                                                      ----------      ----------
                                                                      $1,321,811      $1,270,654
                                                                      ==========      ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities...........................   $  176,655      $  170,808
Current Portion of Long-Term Debt..................................       15,000          15,000
                                                                      ----------      ----------
          Total Current Liabilities................................      191,655         185,808
                                                                      ----------      ----------
Long-Term Debt, Less Current Portion...............................      525,000         525,000
Accrued Benefits Cost..............................................        9,638           8,329
Other Long-Term Liabilities........................................       14,230          14,477
Deferred Income Taxes..............................................      104,211         100,621
                                                                      ----------      ----------
                                                                         653,079         648,427
                                                                      ----------      ----------
Mandatorily Convertible Preferred Stock............................      211,616         214,195
Common Stock.......................................................          324             305
Additional Paid-In Capital.........................................      232,779         223,190
Retained Earnings (Deficit)........................................       32,358          (1,271)
                                                                      ----------      ----------
          Total Stockholders' Equity...............................      477,077         436,419
                                                                      ----------      ----------
                                                                      $1,321,811      $1,270,654
                                                                      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Net Sales..............................................................  $297,396     $340,838
Cost of Sales..........................................................   209,966      253,084
                                                                         --------     --------
  Gross Profit.........................................................    87,430       87,754
Selling, General and Administrative Expenses...........................    11,240       16,116
                                                                         --------     --------
  Operating Income.....................................................    76,190       71,638
Interest Expense, Net..................................................    10,805       14,558
Other, Net.............................................................     1,107          158
                                                                         --------     --------
Income Before Non-Controlling Interest and Income Taxes................    64,278       56,922
Non-Controlling Interest in Earnings of Partnership....................        --      (27,539)
                                                                         --------     --------
Income Before Income Taxes.............................................    64,278       29,383
Income Tax Provision...................................................    23,248       15,638
                                                                         --------     --------
Net Income.............................................................  $ 41,030     $ 13,745
                                                                         ========     ========
Net Income Per Common Share............................................  $   0.87     $   0.83
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Cash Flows From Operating Activities:
  Net Income...........................................................  $ 41,030     $ 13,745
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization.....................................    17,221       16,747
     Amortization of Deferred Financing Costs..........................       555          577
     Non-Controlling Interest..........................................        --       27,539
     Deferred Income Taxes.............................................     3,590        6,197
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments..........................................        --       13,307
       Accounts Receivable.............................................     7,119       (9,552)
       Inventories.....................................................     6,772       21,016
       Other Current Assets............................................     1,489         (228)
       Accounts Payable, Accrued Expenses and Other Liabilities........     6,909       (3,103)
       Other, Net......................................................    (1,024)          67
                                                                         --------     --------
          Cash Provided by (Used for) Operating Activities.............    83,661       86,312
                                                                         --------     --------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net.......................    (4,644)      (1,288)
  Rotational Plant Maintenance Costs...................................      (200)        (402)
                                                                         --------     --------
          Cash Provided by (Used for) Investing Activities.............    (4,844)      (1,690)
                                                                         --------     --------
Cash Flows from Financing Activities:
  Decrease (Increase) in Restricted Reserve Accounts...................    (2,883)      (2,784)
  Cash Distributions to Non-Controlling Interest.......................        --       (8,938)
  Proceeds from (Repayment of) Debt, Net...............................        --      (61,515)
  Repurchase of Preferred Stock........................................    (3,377)          --
  Cash Dividends on Common and Preferred Stock.........................    (6,664)     (10,426)
  Transaction and Financing Fees.......................................      (465)          --
  Proceeds from Issuance of Common Stock...............................    10,308        2,593
                                                                         --------     --------
          Cash Provided by (Used for) Financing Activities.............    (3,081)     (81,070)
                                                                         --------     --------
Increase (Decrease) in Cash and Cash Equivalents.......................    75,736        3,552
Cash and Cash Equivalents at Beginning of Period.......................   202,738       51,093
                                                                         --------     --------
Cash and Cash Equivalents at End of Period.............................  $278,474     $ 54,645
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Arcadian Corporation and its subsidiaries (collectively "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company as of the dates and for the periods presented.

     Because of the seasonal nature of the Company's business, the results of operations for the periods presented are not necessarily indicative of the results of operations for a full fiscal year.

     The accompanying condensed consolidated financial statements of the Company include the results of operations of Arcadian Corporation ("Corporation") and its subsidiaries, including Arcadian Partners, L.P. ("Partners"), Arcadian Fertilizer, L.P. ("Fertilizer"), and their respective subsidiaries (collectively "Partnership"), on a consolidated basis. All intercompany balances and transactions have been eliminated in consolidation. Prior to the August 1995 Merger, the approximately 55% limited partner interest in the Partnership represented by the preference units was accounted for as a "Non-Controlling Interest."

2. PRO FORMA

     The following unaudited pro forma financial information of the Company for the three months ended March 31, 1995, give effect to the August 1995 Merger and the August 1995 Public Offering as if they had occurred on January 1, 1995. The pro forma data presented below do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1995, or to project the Company's results of operations in any future periods (dollars in thousands, except per share amounts):

                                                                               PRO FORMA*
                                                                                 ($000)
                                                                               ----------
    Net Sales................................................................   $340,838
    Net Income...............................................................     31,326
    Net Income per Common Share..............................................       0.68

- - ---------------

* The pro forma adjustments include amortization of goodwill resulting from the August 1995 Merger, the decrease in interest expense as a result of the Company's redemption of its 16% Junior Subordinated Exchange Debentures due December 15, 2004 ("Exchange Debentures"), the elimination of the non-controlling interest in the Partnership represented by the preference units, and the income tax effect of the pro forma adjustments.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

3. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         ------------------
                                                                          1996       1995
                                                                         ($000)     ($000)
                                                                         -------    -------
    Interest Paid......................................................  $    28    $ 7,000
    Income Taxes Paid..................................................    6,616        347

4. NET INCOME PER COMMON SHARE

     For purposes of computing net income per common share, the conversion of 13,646,100 shares of Preferred Stock, which are common stock equivalents because of their mandatory conversion feature, is assumed when such conversion is dilutive. Common and common equivalent shares outstanding were 47,059,571 and 16,630,244 for the three months ended March 31, 1996 and 1995, respectively. See note 8 for information related to the repurchase of Preferred Stock during 1996.

5. INVENTORIES

     Inventories consist of the following:

                                                                   MARCH 31,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    Finished Products...........................................    $ 70,269        $ 70,459
    Raw Materials and Supplies..................................      59,726          66,308
                                                                    --------        --------
                                                                    $129,995        $136,767
                                                                    ========        ========

6. DEBT

     Debt consists of the following:

                                                                   MARCH 31,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    First Mortgage Notes........................................    $200,000        $200,000
    Senior Notes................................................     340,000         340,000
    Revolving Credit Facility...................................          --              --
                                                                    --------        --------
                                                                     540,000         540,000
    Less Current Portion of Long Term Debt......................      15,000          15,000
                                                                    --------        --------
                                                                    $525,000        $525,000
                                                                    ========        ========

     At March 31, 1996, there was no outstanding balance on the Company's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $39 million, was $61 million.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

7. RESTRICTED RESERVE ACCOUNTS

     At March 31, 1996, restricted reserve accounts of $53 million were comprised primarily of a $31 million Cash Collateral Account maintained by Fertilizer for the benefit of the holders of the First Mortgage Notes and a $19 million Debt Service Reserve Account maintained by Partners for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes").

8. STOCKHOLDERS' EQUITY

SECONDARY OFFERING OF COMMON STOCK

     In February 1996, the Company completed an underwritten public offering of
2.4 million shares of Common Stock on behalf of certain holders of Common Stock and warrants to purchase Common Stock. The Company received net proceeds of $4 million from the exercise of the warrants and $5 million from the issuance of an additional 0.2 million shares upon the exercise of the underwriters' over-allotment option.

PREFERRED STOCK REPURCHASE

     In February 1996, the Company's Board of Directors authorized the Company to implement a stock repurchase program for its Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock"). The Board of Directors authorized the Company to spend up to $50 million in making open market purchases of the Preferred Stock from time to time as management deems appropriate. As of March 31, 1996, the Company had repurchased approximately 166,000 shares of Preferred Stock at an aggregate premium of approximately $1 million above their original issue price. The premium associated with the repurchase of shares of Preferred Stock (which are common stock equivalents because of their mandatory conversion feature) has not been treated as a reduction of earnings applicable to common shares for purposes of computing net income per common share. Had the premium been treated as a reduction to earnings for such purposes, net income per common share for the first quarter of 1996 would have decreased $0.02.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     In June 1995, the Company entered into a lease agreement with an unaffiliated entity ("First Lessor") with respect to an ammonia plant constructed at the Trinidad plant site ("First Trinidad Plant Lease"). Upon completion of construction, the First Lessor will lease the plant to a subsidiary of the Company. The annual lease payments under the First Trinidad Plant Lease are expected to be approximately $6 million. The initial five-year lease term is renewable for an additional five-year term, subject to certain conditions. If the First Trinidad Plant Lease is not renewed or is otherwise terminated, a subsidiary of the Company may be required to make a residual termination payment equal to 85% of the estimated $75 million total cost of the project. In addition, the Company has an option to purchase the plant during the term of the First Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be commercially operational in the second quarter of 1996.

     In March 1996, the Company entered into a lease agreement with an unaffiliated entity ("Second Lessor") with respect to an ammonia plant to be constructed at the Trinidad plant site ("Second Trinidad Plant Lease"). Upon completion of construction, the Second Lessor will lease the plant to a subsidiary of the Company. The annual lease payments under the Second Trinidad Plant Lease are expected to be approximately $21 million. The initial seven-year lease term is renewable for an additional five-year term, subject to certain conditions. If the Second Trinidad Plant Lease is not renewed or is otherwise terminated, a subsidiary of the Company may be required to make a residual termination payment equal to 85% of the estimated $285 million total cost of the project. In addition, the Company has an option to purchase the plant during the

                     ARCADIAN CORPORATION AND SUBSIDIARIES
term of the Second Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be operational in 1998.

LAKE CHARLES PLANT

     In connection with a 1992 incident at its Lake Charles plant, the Company is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Company. While management and legal counsel believe that any civil penalty ultimately paid by the Company will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. The Company also is defending civil litigation relating to the Lake Charles incident which include personal injury, property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to the Company upon the resolution of these matters.

PORT AUTHORITY OF NEW YORK AND NEW JERSEY

     On March 15, 1996, the Company was notified that it, two other nitrogen producers, and up to 30 unidentified parties have been named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority is seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority alleges in its complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Company and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The defendants have removed the case to federal court in New Jersey. The Port Authority has moved to disqualify its insurers' counsel, and the court has stayed any further proceedings until this motion is resolved. While the Company is unaware of any basis for liability, it is evaluating the lawsuit and intends to respond to the complaint in a timely manner and to vigorously defend against the Port Authority's allegations.

10. SUBSEQUENT EVENTS

COMMON STOCK DIVIDEND

     In April 1996, the Company declared a cash dividend on the Common Stock in the amount of $0.10 per share or approximately $3 million in the aggregate. The dividend is payable on May 14, 1996, to holders of record at the close of business on May 3, 1996.

PREFERRED STOCK DIVIDEND

     In April 1996, the Company declared a cash dividend on the Preferred Stock in the amount of $0.3681 per share or approximately $5 million in the aggregate. The dividend on the Preferred Stock is payable on May 14, 1996, to holders of record at the close of business on May 3, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Because of the seasonal nature of the Company's business, the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     For the three months ended March 31, 1996, the Company generated net income of $41 million, or $0.87 per common share, compared to net income of $14 million, or $0.83 per common share, for the same period last year. Operating income increased $5 million for the three months ended March 31, 1996, from the prior year period.

     For the three months ended March 31, 1996, compared to the same period last year, net sales decreased $43 million or 13%, of which 14% was related to lower sales volume, offset by a 1% increase in product selling prices. The decrease in sales volume reflects the combined effects of reduced sales of low margin purchased product for resale and a weather-related delayed planting season.

     Gross profit remained on pace with the same period in 1995 at approximately $87 million. Gross profit as a percentage of net sales increased from 26% in the first quarter of 1995 to 29% in the first quarter of 1996 partially as a result of reduced sales of low margin purchased product for resale noted above. The per unit natural gas cost included in cost of sales increased approximately 3% from 1995.

     Selling, general and administrative expenses as a percentage of net sales decreased from 5% for the three months ended March 31, 1995, to 4% for the three months ended March 31, 1996.

     Net interest expense decreased 26% to $11 million in the first quarter of 1996 compared to $15 million for the same period in 1995, reflecting the improvements in the Company's net debt.

     The non-controlling interest in earnings of the Partnership in 1995 reflected the approximately 55% interest of the Preference Unitholders in the net earnings of Partners prior to the August 1995 Merger. The effective income tax rate for the first quarter of 1996 was approximately 36%.

     The income tax provision increased $8 million for the three months ended March 31, 1996, compared to the same period in 1995. The increase reflects income tax expense on higher 1996 taxable earnings and the increase in the Partnership's income allocable to the Corporation as a result of the August 1995 Merger.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash provided by operating activities was $84 million and $86 million for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996 and 1995, working capital, net of restricted reserve accounts, was $324 million and $270 million, respectively.

  Investing Activities

     Net cash used for investing activities of $5 million and $2 million for the three months ended March 31, 1996 and 1995, respectively, reflects primarily capital expenditures.

  Financing Activities

     Net cash used for financing activities was $3 million and $81 million for the three months ended March 31, 1996 and 1995, respectively. The 1995 amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.

     At March 31, 1996, there was no outstanding balance on the Company's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $39 million, was $61 million.

     Management believes that its present working capital position, combined with projected cash flows from operations and available borrowing capacity, will be sufficient to meet the Company's 1996 and 1997 anticipated cash requirements for operating needs, projected capital expenditures, and dividend payments on the Preferred Stock.

     From 1996 through 2000, the Company's principal long-term liquidity requirements will focus on maturities of long-term debt. Excluding the revolving credit facility, maturities of long-term debt will total $15 million, $15 million, $15 million, $18 million and $18 million in 1996, 1997, 1998, 1999 and 2000, respectively. Cash from operations is expected to be sufficient for the payment of all such maturities of long-term debt.

     The Senior Notes, First Mortgage Notes, and revolving credit facility contain provisions restricting distributions on Partners' and certain subsidiaries' equity interests in the event that certain financial covenants are not met. Management believes that Partners and such subsidiaries will continue to meet all such financial covenants for the foreseeable future.

     In February 1996, the Company completed an underwritten public offering of
2.4 million shares of Common Stock on behalf of certain holders of Common Stock and warrants to purchase Common Stock. The Company received net proceeds of $4 million from the exercise of the warrants and $5 million from the issuance of an additional 0.2 million shares upon the exercise of the underwriters' over-allotment option.

     In February 1996, the Company's Board of Directors authorized the Company to implement a stock repurchase program for the Preferred Stock. The Board of Directors authorized the Company to spend up to $50 million in making open market purchases of the Preferred Stock from time to time as management deems appropriate. As of March 31, 1996, the Company had repurchased approximately 166,000 shares of Preferred Stock at an aggregate premium of approximately $1 million above their original issue price.

     In February 1996, the Company announced that its Board of Directors intends to submit a proposed charter amendment for approval at the Company's 1996 Annual Meeting of Stockholders ("Meeting") to be held on May 16, 1996. The proposal would permit the holders of Preferred Stock to voluntarily convert their shares into Common Stock during a period beginning after the Meeting and ending on August 16, 1996. Subject to stockholder approval, the holders of Preferred Stock would be entitled to convert their shares into Common Stock on a share-for-share basis, subject to a value limitation of $22.475 per share. The proposal is described in detail in the Company's proxy solicitation materials for the Meeting.

     In February 1996, the Company paid cash dividends on the Common Stock in the aggregate amount of approximately $2 million ($0.05 per share). In April 1996, the Company declared a cash dividend on the Common Stock in the aggregate amount of approximately $3 million ($0.10 per share), payable on May 14, 1996, to holders of record at the close of business on May 3, 1996.

     In February 1996, the Company paid cash dividends on the Preferred Stock in the aggregate amount of approximately $5 million ($0.3681 per share). In April 1996, the Company declared a cash dividend on the Preferred Stock in the aggregate amount of approximately $5 million ($0.3681 per share), payable on May 14, 1996, to holders of record at the close of business on May 3, 1996.

  Operating Lease Commitments

     In June 1995, the Company entered into a lease agreement with an unaffiliated entity ("First Lessor") with respect to an ammonia plant constructed at the Trinidad plant site ("First Trinidad Plant Lease"). Upon completion of construction, the First Lessor will lease the plant to a subsidiary of the Company. The annual lease payments under the First Trinidad Plant Lease are expected to be approximately $6 million. The initial five-year lease term is renewable for an additional five-year term, subject to certain conditions. If the First Trinidad Plant Lease is not renewed or is otherwise terminated, a subsidiary of the Company may be required to make a residual termination payment equal to 85% of the estimated $75 million total cost of the project. In addition, the Company has an option to purchase the plant during the term of the First Trinidad Plant Lease for a price approximating its fair market value at the date of the exercise. The plant is expected to be commercially operational in the second quarter of 1996.

     In March 1996, the Company entered into a lease agreement with an unaffiliated entity ("Second Lessor") with respect to an ammonia plant to be contructed at the Trinidad plant site ("Second Trinidad Plant Lease"). Upon completion of construction, the Second Lessor will lease the plant to a subsidiary of the Company. The annual lease payments under the Second Trinidad Plant Lease are expected to be approximately $21 million. The initial seven-year lease term is renewable for an additional five-year term, subject to certain conditions. If the Second Trinidad Plant Lease is not renewed or is otherwise terminated, a subsidiary of the Company may be required to make a residual termination payment equal to 85% of the estimated $285 million total cost of the project. In addition, the Company has an option to purchase the plant during the term of the Second Trinidad Plant Lease for a price approximating its fair market value at the date of exercise. The plant is expected to be operational in 1998.

  Lake Charles Plant

     In connection with a 1992 incident at its Lake Charles plant, the Company is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Company. While management and legal counsel believe that any civil penalty ultimately paid by the Company will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. The Company also is defending civil litigation relating to the Lake Charles incident which include personal injury, property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to the Company upon the resolution of these matters.

  Port Authority of New York and New Jersey

     On March 15, 1996, the Company was notified that it, two other nitrogen producers, and up to 30 unidentified parties have been named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority is seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority alleges in its complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Company and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The defendants have removed the case to federal court in New Jersey. The Port Authority has moved to disqualify its insurers' counsel, and the court has stayed any further proceedings until this motion is resolved. While the Company is unaware of any basis for liability, it is evaluating the lawsuit and intends to respond to the complaint in a timely manner and to vigorously defend against the Port Authority's allegations.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following materials are filed as exhibits to this report:

       EXHIBIT
       NUMBER                             DESCRIPTION OF EXHIBIT
- - -------------------------------------------------------------------------------------
         11          -- Computation of Net Income per Common Share.
         15          -- Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
         27          -- Financial Data Schedule.

     (b) Current Reports on Form 8-K

     On January 17, 1996, Arcadian Corporation filed a Current Report on Form 8-K regarding its unaudited results of operations for the quarter and year ended December 31, 1995.

     On February 28, 1996, Arcadian Corporation filed a Current Report on Form 8-K relating to the Preferred Stock repurchase program and the proposal for the optional conversion of Preferred Stock into Common Stock.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1996.

                                            ARCADIAN CORPORATION

                                            By:   /s/  A. L. WILLIAMS
                                            ------------------------------------
                                                       A. L. Williams
                                               Vice President -- Finance and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                      DESCRIPTION
- - ---------------------------------------------------------------------------------------------
         11          -- Computation of Net Income per Common Share.
         15          -- Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
         27          -- Financial Data Schedule