Form 10-Q
period 1996-06-30
ARCADIAN CORP
filed 1996-08-14
CIK 862450

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          THE TRANSITION PERIOD FROM --------------- TO ---------------

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

     At June 30, 1996, there were 32,626,395 outstanding shares of Common Stock, par value $.01 per share, of Arcadian Corporation.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              ARCADIAN CORPORATION

                               TABLE OF CONTENTS
                                      FOR
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Independent Auditors' Report..........................................................   3
  Condensed Consolidated Balance Sheet as of June 30, 1996, and December 31, 1995.......   4
  Condensed Consolidated Statements of Operations for --
     Six Months Ended June 30, 1996 and 1995............................................   5
     Three Months Ended June 30, 1996 and 1995..........................................   6
  Condensed Consolidated Statements of Cash Flows for --
     Six Months Ended June 30, 1996 and 1995............................................   7
     Three Months Ended June 30, 1996 and 1995..........................................   8
  Notes to Condensed Consolidated Financial Statements..................................   9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS......................................................................  14
                          PART II -- OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES...........................................................  18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................  18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................  19
SIGNATURE...............................................................................  20

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 See next page.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Arcadian Corporation:

     We have reviewed the condensed consolidated balance sheet of Arcadian Corporation and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
August 14, 1996

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                                        1996         DECEMBER 31,
                                                                     (UNAUDITED)         1995
                                                                       ($000)           ($000)
                                                                     -----------     ------------
                                             ASSETS
Cash and Cash Equivalents........................................... $   298,860      $  202,738
Restricted Reserve Accounts.........................................      47,083          50,450
Accounts Receivable, Net............................................     102,140         109,496
Inventories.........................................................     103,886         136,767
Other...............................................................       5,435           6,569
                                                                      ----------      ----------
          Total Current Assets......................................     557,404         506,020
Property, Plant and Equipment, Net..................................     597,962         606,410
Goodwill, Net.......................................................      95,175          96,393
Other, Net..........................................................      68,917          61,831
                                                                      ----------      ----------
                                                                     $ 1,319,458      $1,270,654
                                                                      ==========      ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities............................ $   146,448      $  170,808
Current Portion of Long-Term Debt...................................      15,000          15,000
                                                                      ----------      ----------
          Total Current Liabilities.................................     161,448         185,808
                                                                      ----------      ----------
Long-Term Debt, Less Current Portion................................     510,000         525,000
Accrued Benefits Cost...............................................      10,755           8,329
Other Long-Term Liabilities.........................................      14,507          14,477
Deferred Income Taxes...............................................     110,022         100,621
                                                                      ----------      ----------
                                                                         645,284         648,427
                                                                      ----------      ----------
Mandatorily Convertible Preferred Stock.............................     202,545         214,195
Common Stock........................................................         326             305
Additional Paid-In Capital..........................................     235,696         223,190
Retained Earnings (Deficit).........................................      74,159          (1,271)
                                                                      ----------      ----------
          Total Stockholders' Equity................................     512,726         436,419
                                                                      ----------      ----------
                                                                     $ 1,319,458      $1,270,654
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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                        ($000)         ($000)
                                                                       --------       --------
Net Sales............................................................  $641,718       $691,078
Cost of Sales........................................................   452,472        492,922
                                                                       --------       --------
  Gross Profit.......................................................   189,246        198,156
Selling, General and Administrative Expenses.........................    24,609         29,136
                                                                       --------       --------
  Operating Income...................................................   164,637        169,020
Interest Expense, Net................................................    19,701         28,026
Other, Net...........................................................       946            254
                                                                       --------       --------
Income Before Non-Controlling Interest and Income Taxes..............   143,990        140,740
Non-Controlling Interest in Earnings of Partnership..................        --        (74,401)
                                                                       --------       --------
Income Before Income Taxes...........................................   143,990         66,339
Income Tax Provision.................................................    51,326         31,063
                                                                       --------       --------
Net Income...........................................................  $ 92,664       $ 35,276
                                                                       ========       ========
Net Income Per Common Share..........................................  $   1.97       $   2.11
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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                        ($000)         ($000)
                                                                       --------       --------
Net Sales............................................................  $344,322       $350,240
Cost of Sales........................................................   242,506        239,838
                                                                       --------       --------
  Gross Profit.......................................................   101,816        110,402
Selling, General and Administrative Expenses.........................    13,369         13,020
                                                                       --------       --------
  Operating Income...................................................    88,447         97,382
Interest Expense, Net................................................     8,896         13,468
Other, Net...........................................................      (161)            96
                                                                       --------       --------
Income Before Non-Controlling Interest and Income Taxes..............    79,712         83,818
Non-Controlling Interest in Earnings of Partnership..................        --        (46,862)
                                                                       --------       --------
Income Before Income Taxes...........................................    79,712         36,956
Income Tax Provision.................................................    28,078         15,425
                                                                       --------       --------
Net Income...........................................................  $ 51,634       $ 21,531
                                                                       ========       ========
Net Income Per Common Share..........................................  $   1.10       $   1.28
                                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                        ($000)         ($000)
                                                                       --------       --------
Cash Flows From Operating Activities:
  Net Income.........................................................  $ 92,664       $ 35,276
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization...................................    34,065         33,356
     Amortization of Deferred Financing Costs........................     1,079          1,401
     Non-Controlling Interest........................................        --         74,401
     Deferred Income Taxes...........................................     9,401         12,123
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments........................................        --         13,307
       Accounts Receivable...........................................     7,356         26,930
       Inventories...................................................    32,881         33,084
       Other Current Assets..........................................     1,134         (5,730)
       Accounts Payable, Accrued Expenses and Other Liabilities......   (21,904)       (27,254)
       Other, Net....................................................    (4,039)          (297)
                                                                       --------       --------
          Cash Provided by (Used for) Operating Activities...........   152,637        196,597
                                                                       --------       --------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net.....................   (16,823)        (8,402)
  Rotational Plant Maintenance Costs.................................      (661)          (477)
  Investment in Joint Venture........................................   (11,000)            --
                                                                       --------       --------
          Cash Provided by (Used for) Investing Activities...........   (28,484)        (8,879)
                                                                       --------       --------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts........................................     3,367         (5,956)
  Cash Distributions to Non-Controlling Interest.....................        --        (17,875)
  Proceeds from (Repayment of) Debt, Net.............................   (15,000)       (63,691)
  Repurchase of Preferred Stock......................................   (11,837)            --
  Cash Dividends on Common and Preferred Stock.......................   (14,841)       (23,211)
  Transaction and Financing Fees.....................................      (465)        (1,055)
  Proceeds from Issuance of Common Stock.............................    10,745          5,530
  Other, Net.........................................................        --            (11)
                                                                       --------       --------
          Cash Provided by (Used for) Financing Activities...........   (28,031)      (106,269)
                                                                       --------       --------
Increase (Decrease) in Cash and Cash Equivalents.....................    96,122         81,449
Cash and Cash Equivalents at Beginning of Period.....................   202,738         51,093
                                                                       --------       --------
Cash and Cash Equivalents at End of Period...........................  $298,860       $132,542
                                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                            THREE MONTHS
                                                                           ENDED JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                        ($000)         ($000)
                                                                       --------       --------
Cash Flows From Operating Activities:
  Net Income.........................................................  $ 51,634       $ 21,531
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization...................................    16,844         16,609
     Amortization of Deferred Financing Costs........................       524            824
     Non-Controlling Interest........................................        --         46,862
     Deferred Income Taxes...........................................     5,811          5,926
     Net Change in Operating Assets and Liabilities:
       Accounts Receivable...........................................       237         36,482
       Inventories...................................................    26,109         12,068
       Other Current Assets..........................................      (355)        (5,502)
       Accounts Payable, Accrued Expenses and Other Liabilities......   (28,813)       (24,151)
       Other, Net....................................................    (3,015)          (364)
                                                                       --------       --------
          Cash Provided by (Used for) Operating Activities...........    68,976        110,285
                                                                       --------       --------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net.....................   (12,179)        (7,114)
  Rotational Plant Maintenance Costs.................................      (461)           (75)
  Investment in Joint Venture........................................   (11,000)            --
                                                                       --------       --------
          Cash Provided by (Used for) Investing Activities...........   (23,640)        (7,189)
                                                                       --------       --------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts........................................     6,250         (3,172)
  Cash Distributions to Non-Controlling Interest.....................        --         (8,937)
  Proceeds from (Repayment of) Debt, Net.............................   (15,000)        (2,176)
  Repurchase of Preferred Stock......................................    (8,460)            --
  Cash Dividends on Common and Preferred Stock.......................    (8,177)       (12,785)
  Transaction and Financing Fees.....................................        --         (1,055)
  Proceeds from Issuance of Common Stock.............................       437          2,937
  Other, Net.........................................................        --            (11)
                                                                       --------       --------
          Cash Provided by (Used for) Financing Activities...........   (24,950)       (25,199)
                                                                       --------       --------
Increase (Decrease) in Cash and Cash Equivalents.....................    20,386         77,897
Cash and Cash Equivalents at Beginning of Period.....................   278,474         54,645
                                                                       --------       --------
Cash and Cash Equivalents at End of Period...........................  $298,860       $132,542
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

2. PRO FORMA

     The following unaudited pro forma financial information of the Company for the six months and three months ended June 30, 1995, gives effect to the August 1995 Merger and Public Offering as if they had occurred on January 1, 1995. The pro forma data presented below do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1995, or to project the Company's results of operations in any future periods:

                                                                           PRO FORMA*
                                                                 -------------------------------
                                                                  SIX MONTHS       THREE MONTHS
                                                                     ENDED             ENDED
                                                                 JUNE 30, 1995     JUNE 30, 1995
                                                                    ($000)            ($000)
                                                                 -------------     -------------
    Net Sales...................................................   $ 691,078         $ 350,240
    Net Income..................................................      82,413            51,087
    Net Income per Common Share.................................        1.78              1.10

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

                                  (UNAUDITED)

3. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:

                                                   SIX MONTHS ENDED       THREE MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -------------------     -------------------
                                                   1996        1995        1996        1995
                                                  ($000)      ($000)      ($000)      ($000)
                                                  -------     -------     -------     -------
    Interest Paid................................ $23,343     $31,634     $23,315     $24,634
    Income Taxes Paid............................  25,179       8,380      18,563       8,033

4. NET INCOME PER COMMON SHARE

     For purposes of computing net income per common share, the conversion of Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock"), which is a common stock equivalent because of its mandatory conversion feature, is assumed when such conversion is dilutive. Common and common equivalent shares outstanding were 46,921,164 and 16,719,761 for the six months ended June 30, 1996 and 1995, and 46,780,889 and 16,802,827 for the three months ended June 30, 1996 and 1995, respectively.

5. INVENTORIES

     Inventories consist of the following:

                                                                   JUNE 30,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    Finished Products............................................  $ 48,230         $ 70,459
    Raw Materials and Supplies...................................    55,656           66,308
                                                                   --------         --------
                                                                   $103,886         $136,767
                                                                   ========         ========

6. DEBT

     Debt consists of the following:

                                                                   JUNE 30,
                                                                     1996         DECEMBER 31,
                                                                  (UNAUDITED)         1995
                                                                    ($000)           ($000)
                                                                  -----------     ------------
    First Mortgage Notes.........................................  $185,000         $200,000
    Senior Notes.................................................   340,000          340,000
    Revolving Credit Facility....................................        --               --
                                                                   --------         --------
                                                                    525,000          540,000
    Less Current Portion of Long Term Debt.......................    15,000           15,000
                                                                   --------         --------
                                                                   $510,000         $525,000
                                                                   ========         ========

     At June 30, 1996, there was no outstanding balance on the Company's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $38 million, was $62 million.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7. RESTRICTED RESERVE ACCOUNTS

     At June 30, 1996, restricted reserve accounts of $47 million were comprised primarily of a $21 million Cash Collateral Account maintained by Fertilizer for the benefit of the holders of the First Mortgage Notes and a $20 million Debt Service Reserve Account maintained by Partners for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes").

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

PREFERRED STOCK REPURCHASE

     In February 1996, the Company's Board of Directors authorized the Company to implement a $50 million stock repurchase program for the Preferred Stock. At June 30, 1996, the Company had repurchased approximately 592,000 shares of Preferred Stock at an aggregate cost of approximately $12 million and an aggregate premium of approximately $3 million above their original issue price. The Company has not repurchased any shares of Preferred Stock subsequent to June 30, 1996.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

PORT AUTHORITY OF NEW YORK AND NEW JERSEY

     On March 13, 1996, the Company, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Company and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the Word Trade Center explosion. The Company and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of a dispute involving the role of the insurers' counsel, the court has stayed any further proceedings in the suit. The Company is unaware of any basis for liability and intends to vigorously defend against the Port Authority's insurers' allegations.

10. SUBSEQUENT EVENTS

COMMON STOCK REPURCHASE

     In July 1996, the Company's Board of Directors authorized the Company to implement a $100 million stock repurchase program for the Common Stock. At August 2, 1996, the Company had repurchased approximately 1,653,000 shares of Common Stock at an aggregate cost of approximately $37 million. The Company has not repurchased any shares of Common Stock subsequent to August 2, 1996.

PROPOSED BUSINESS COMBINATION

     On August 5, 1996, the Company and Freeport-McMoRan Inc. ("FTX") signed a non-binding letter of intent for the combination of their businesses into a newly formed company ("Newco"). FTX, through its 51.5%-owned affiliate, Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), is one of the world's leading integrated phosphate fertilizer producers. The potential combination is subject to a number of conditions, including the negotiation and execution of a definitive agreement, completion of due diligence, approval by the Boards of Directors of the Company and FTX, approval by the shareholders of the Company and FTX, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing the IMC-Agrico Company joint venture. The Company and FTX intend to complete the definitive agreement within 30 days after the date of the letter of intent.

     Although it is not a condition to the proposed combination, it is also intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held limited partnership units of FRP into capital stock of Newco at a conversion rate to be agreed upon by FTX, FRP and the Company. The proposed transaction with FRP would be subject to approval by a special committee of the Board of Directors of FTX representing the interests of the public unitholders of FRP and to approval by such unitholders.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

COMMON STOCK DIVIDEND

     On August 13, 1996, the Company paid a cash dividend on the Common Stock in the amount of $0.10 per share or approximately $3 million in the aggregate to holders of record at the close of business on August 2, 1996.

PREFERRED STOCK DIVIDEND

     On August 13, 1996, the Company paid a cash dividend on the Preferred Stock in the amount of $0.3681 per share or approximately $5 million in the aggregate to holders of record at the close of business on August 2, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Because of the seasonal nature of the Company's business, the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     For the six months ended June 30, 1996, the Company generated net income of $93 million, or $1.97 per common share, compared to net income of $35 million, or $2.11 per common share, for the same period last year. Operating income decreased $4 million for the six months ended June 30, 1996, from the prior year period.

     For the six months ended June 30, 1996, compared to the same period last year, net sales decreased $49 million or 7%, of which 3% was related to decreased selling prices, and 4% was related to decreased sales volumes. Unusual weather conditions that caused an extended planting season resulted in lower ammonia and urea selling prices, the effects of which were partially offset by an increase in the selling prices of nitrogen solutions. Lower sales volumes reflect reduced sales of low margin purchased product for resale.

     Gross profit decreased $9 million primarily as a result of the decreased selling prices and sales volumes noted above. Gross profit as a percentage of net sales increased from 29% for the six months ended June 30, 1995, to 30% for the six months ended June 30, 1996, due in part to the reduced sales of low margin purchased product for resale noted above. The per unit natural gas cost included in cost of sales decreased approximately 1% from 1995.

     Selling, general and administrative expenses as a percentage of net sales remained flat at 4% for the six months ended June 30, 1996 and 1995.

     Net interest expense decreased 30% to $20 million in the six months ended June 30, 1996, compared to $28 million for the same period in 1995, reflecting the improvements in the Company's net debt.

     The non-controlling interest in earnings of the Partnership in 1995 reflected the approximately 55% interest of the Preference Unitholders in the net earnings of the Partnership prior to the August 1995 Merger.

     The income tax provision increased $20 million for the six months ended June 30, 1996, compared to the same period in 1995. The increase primarily reflects the increase in the Partnership's income allocable to the Corporation as a result of the August 1995 Merger, partially offset by a reduction in the Trinidad statutory income tax rate. The effective income tax rate for the six months ended June 30, 1996, was approximately 36%.

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     For the three months ended June 30, 1996, the Company generated net income of $52 million, or $1.10 per common share, compared to net income of $22 million, or $1.28 per common share, for the same period last year. Operating income decreased $9 million for the three months ended June 30, 1996, from the prior year period.

     For the three months ended June 30, 1996, compared to the same period last year, net sales decreased $6 million or 2%, of which 7% was related to decreased selling prices, offset by a 5% increase in sales volumes. Unusual weather conditions that caused an extended planting season resulted in lower ammonia and urea selling prices, the effects of which were partially offset by an increase in the selling prices of nitrogen solutions. Higher sales volumes reflect increased sales tonnage of ammonia and urea.

     Gross profit decreased $9 million primarily as a result of the decreased selling prices noted above. Gross profit as a percentage of net sales decreased from 32% in the second quarter of 1995 to 30% in the second quarter of 1996 partially as a result of the lower ammonia and urea selling prices noted above. The per unit natural gas cost included in cost of sales decreased approximately 5% from 1995.

     Selling, general and administrative expenses as a percentage of net sales remained flat at 4% for the three months ended June 30, 1996 and 1995.

     Net interest expense decreased 34% to $9 million in the second quarter of 1996 compared to $13 million for the same period in 1995, reflecting the improvements in the Company's net debt.

     The non-controlling interest in earnings of the Partnership in 1995 reflected the approximately 55% interest of the Preference Unitholders in the net earnings of the Partnership prior to the August 1995 Merger.

     The income tax provision increased $13 million for the three months ended June 30, 1996, compared to the same period in 1995. The increase primarily reflects the increase in the Partnership's income allocable to the Corporation as a result of the August 1995 Merger which was partially offset by a reduction in the Trinidad statutory income tax rate. The effective income tax rate for the second quarter of 1996 was approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash provided by operating activities was $153 million and $197 million for the six months ended June 30, 1996 and 1995, and $69 million and $110 million for the three months ended June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, working capital, net of restricted reserve accounts, was $349 million and $231 million, respectively.

  Investing Activities

     Net cash used for investing activities of $28 million and $9 million for the six months ended June 30, 1996 and 1995, and $24 million and $7 million for the three months ended June 30, 1996 and 1995, respectively, reflects primarily capital expenditures and an investment in the second quarter of 1996 of $11 million in a joint venture that acquired an ammonia terminal in Texas.

  Financing Activities

     Net cash used for financing activities was $28 million and $106 million for the six months ended June 30, 1996 and 1995, and $25 million and $25 million for the three months ended June 30, 1996 and 1995, respectively. The six months ended June 30, 1995, amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.

     At June 30, 1996, there was no outstanding balance on the Company's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $38 million, was $62 million.

     Management believes that its present working capital position, combined with projected cash flows from operations and available borrowing capacity, will be sufficient to meet the Company's remaining 1996 and anticipated 1997 cash requirements for operating needs, projected capital expenditures, and dividend payments on the Company's Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock").

     From 1997 through 2000, the Company's principal long-term liquidity requirements will focus on maturities of long-term debt. Excluding the revolving credit facility, maturities of long-term debt will range from $15 million to $18 million in 1997 through 2000. Cash from operations is expected to be sufficient for the payment of all such maturities of long-term debt.

     The Company's 10 3/4% Series B Senior Notes due 2005, its First Mortgage Notes, and the revolving credit facility contain provisions restricting distributions on the equity interests of Arcadian Partners, L.P., Arcadian Fertilizer, L.P., and certain other subsidiaries in the event that certain financial covenants are not met. Management believes that such subsidiaries will continue to meet all such financial covenants for the foreseeable future.

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

     In February 1996, the Company's Board of Directors authorized the Company to implement a stock repurchase program for the Preferred Stock. The Board of Directors authorized the Company to spend up to $50 million in repurchasing shares of Preferred Stock from time to time as management deems appropriate. At June 30, 1996, the Company had repurchased approximately 592,000 shares of Preferred Stock at an aggregate cost of approximately $12 million and an aggregate premium of approximately $3 million above their original issue price. The Company has not repurchased any shares of Preferred Stock subsequent to June 30, 1996. The timing of Preferred Stock repurchases is dependent upon many factors, including the price, the Company's financial condition, and general economic and market factors.

     In July 1996, the Company's Board of Directors authorized the Company to implement a stock repurchase program for the Common Stock. The Board of Directors authorized the Company to spend up to $100 million in repurchasing shares of Common Stock from time to time as management deems appropriate. At August 2, 1996, the Company had repurchased approximately 1,653,000 shares of Common Stock at an aggregate cost of approximately $37 million. The Company has not repurchased any shares of Common Stock subsequent to August 2, 1996. The timing of Common Stock repurchases is dependent upon many factors, including the price, the Company's financial condition, and general economic and market factors.

     In May 1996, the Company's stockholders approved a charter amendment that gives the holders of Preferred Stock the opportunity to convert their shares into Common Stock if they desire to do so. Holders of Preferred Stock may, but are not required to, convert their shares of Preferred Stock into Common Stock on a share-for-share basis, subject to a value limitation of $22.475 per share. Holders of Preferred Stock may exercise the optional conversion right at any time until the close of business on August 16, 1996. Shares of Preferred Stock not converted will continue to have exactly the same rights as they had prior to the approval of the optional conversion right. At August 13, 1996, approximately 3,726,000 shares of Preferred Stock had been converted into a like number of shares of Common Stock. Based on the Company's existing dividend policies, the conversion of such shares from Preferred Stock to Common Stock will result in a net decrease of approximately $4 million in the Company's annual dividend requirements.

     In February, May and August 1996, the Company paid cash dividends on the Common Stock in the aggregate amounts of approximately $2 million ($0.05 per share), $3 million ($0.10 per share) and $3 million ($0.10 per share), respectively.

     In February, May and August 1996, the Company paid cash dividends on the Preferred Stock in the aggregate amount of approximately $5 million ($0.3681 per share) for each payment.

  Operating Lease Commitment

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

  Port Authority of New York and New Jersey

     On March 13, 1996, the Company, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed by the subrogating insurers of the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Company and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Company and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of a dispute involving the role of the insurers' counsel, the court has stayed any further proceedings in the suit. The Company is unaware of any basis for liability and intends to vigorously defend against the Port Authority's insurers' allegations.

  Proposed Business Combination

     On August 5, 1996, the Company and Freeport-McMoRan Inc. ("FTX") signed a non-binding letter of intent for the combination of their businesses into a newly formed company ("Newco"). FTX, through its 51.5%-owned affiliate, Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), is one of the world's leading integrated phosphate fertilizer producers. The potential combination is subject to a number of conditions, including the negotiation and execution of a definitive agreement, completion of due diligence, approval by the Boards of Directors of the Company and FTX, approval by the shareholders of the Company and FTX, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing the IMC-Agrico Company joint venture. The Company and FTX intend to complete the definitive agreement within 30 days after the date of the letter of intent.

     Although it is not a condition to the proposed combination, it is also intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held limited partnership units of FRP into capital stock of Newco at a conversion rate to be agreed upon by FTX, FRP and the Company. The proposed transaction with FRP would be subject to approval by a special committee of the Board of Directors of FTX representing the interests of the public unitholders of FRP and to approval by such unitholders.

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     In May 1996, the Company's stockholders approved a charter amendment that gives the holders of Preferred Stock the opportunity to convert their shares into Common Stock if they desire to do so. Holders of Preferred Stock may, but are not required to, convert their shares of Preferred Stock into Common Stock on a share-for-share basis, subject to a value limitation of $22.475 per share. Holders of Preferred Stock may exercise the optional conversion right at any time until the close of business on August 16, 1996. Shares of Preferred Stock not converted will continue to have exactly the same rights as they had prior to the approval of the optional conversion right. At August 13, 1996, approximately 3,726,000 shares of Preferred Stock had been converted into a like number of shares of Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1996 Annual Meeting of Stockholders ("Annual Meeting") was held on May 16, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the Annual Meeting, the holders of Common Stock and Preferred Stock entitled to vote thereat considered and voted on the following matters with the indicated results:

          1. On the proposal to elect ten directors to serve on the Board of Directors of the Company until the 1997 Annual Meeting of Stockholders and until their successors are duly elected and qualified, the results of the stockholder vote were as follows:

                               NOMINEE                             FOR         WITHHOLD
        ------------------------------------------------------  ----------     -------
        William A. McMinn.....................................  40,433,706     402,011
        John R. Block.........................................  40,532,160     303,557
        Gordon A. Cain........................................  40,503,797     331,920
        J. D. Campbell........................................  40,523,043     312,674
        William P. Copenhaver.................................  40,513,159     322,558
        Allan R. Dragone......................................  40,524,539     311,178
        William R. Huff.......................................  40,538,865     296,852
        Herbert W. Kirby......................................  40,537,560     298,157
        James A. Shirley......................................  40,481,049     354,668
        Chester B. Vanatta....................................  40,538,344     297,373

     There were no broker non-votes with respect to the proposal. The stockholders elected the foregoing ten directors to serve on the Board of Directors of the Company by the required vote.

          2. With respect to the proposal to amend the Company's Restated Certificate of Incorporation, as amended, to make the Preferred Stock convertible into Common Stock until August 16, 1996, at the option of the holders thereof, the results of the stockholder vote were as follows:

    FOR        AGAINST     ABSTAIN
- -----------    -------     -------
 31,130,388    854,156     408,358

     There were no broker non-votes with respect to the proposal. The stockholders approved the amendment of the Company's Restated Certificate of Incorporation to provide for the optional conversion of Preferred Stock into Common Stock by the required vote.

          3. With respect to the proposal to approve the Company's Restricted Stock Plan, the results of the stockholder vote were as follows:

    FOR         AGAINST      ABSTAIN
- -----------    ---------     -------
 38,339,801    1,950,350     545,566

     There were no broker non-votes with respect to the proposal. The stockholders approved the Company's Restricted Stock Plan by the required vote.

          4. With respect to the proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996, the results of the stockholder vote were as follows:

    FOR        AGAINST     ABSTAIN
- -----------    -------     -------
 40,418,618    208,296     208,803

     There were no broker non-votes with respect to the proposal. The stockholders ratified the appointment of KPMG Peat Marwick LLP by the required vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The following materials are filed as exhibits to this report:

   EXHIBIT
   NUMBER                                     DESCRIPTION OF EXHIBIT
- -------------       ---------------------------------------------------------------------------
     11        --   Computation of Net Income per Common Share.
     15        --   Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
     27        --   Financial Data Schedule.

  (b) Current Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.

                                            ARCADIAN CORPORATION

                                            By:     /s/  A. L. WILLIAMS
                                               --------------------------------
                                                         A. L. Williams
                                                Vice President -- Finance and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
- -------------------- ------------------------------------------------------------------------
        11           -- Computation of Net Income per Common Share
        15           -- Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
        27           -- Financial Data Schedule