Form 10-Q
period 1996-09-30
ARCADIAN CORP
filed 1996-11-14
CIK 862450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]  No  [ ]

     At September 30, 1996, there were 38,703,778 outstanding shares of Common Stock, par value $.01 per share, of Arcadian Corporation.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ARCADIAN CORPORATION

                               TABLE OF CONTENTS
                                      FOR
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                        PAGE
                                                                                        ----
                              PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

  Independent Auditors' Report........................................................    3
  Condensed Consolidated Balance Sheet as of September 30, 1996, and December 31,
     1995.............................................................................    4
  Condensed Consolidated Statements of Operations for --
     Nine Months Ended September 30, 1996 and 1995....................................    5
     Three Months Ended September 30, 1996 and 1995...................................    6
  Condensed Consolidated Statements of Cash Flows for --
     Nine Months Ended September 30, 1996 and 1995....................................    7
     Three Months Ended September 30, 1996 and 1995...................................    8
  Notes to Condensed Consolidated Financial Statements................................    9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS....................................................................   15

                                PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................   20

SIGNATURE.............................................................................   21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 See next page.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Arcadian Corporation:

     We have reviewed the condensed consolidated balance sheet of Arcadian Corporation and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
November 14, 1996

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30,
                                                                         1996          DECEMBER 31,
                                                                      (UNAUDITED)          1995
                                                                        ($000)            ($000)
                                                                     -------------     ------------
                                              ASSETS
Cash and Cash Equivalents..........................................   $  214,752       $  202,738
Restricted Reserve Accounts........................................       57,801           50,450
Accounts Receivable, Net...........................................      123,172          109,496
Inventories........................................................      118,486          136,767
Other..............................................................       12,115            6,569
                                                                      ----------       ----------
          Total Current Assets.....................................      526,326          506,020
Property, Plant and Equipment, Net.................................      598,882          606,410
Goodwill, Net......................................................       94,567           96,393
Other, Net.........................................................       81,592           61,831
                                                                      ----------       ----------
                                                                      $1,301,367       $1,270,654
                                                                      ==========       ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities...........................   $  149,374       $  170,808
Current Portion of Long-Term Debt..................................       15,000           15,000
                                                                      ----------       ----------
          Total Current Liabilities................................      164,374          185,808
                                                                      ----------       ----------
Long-Term Debt, Less Current Portion...............................      510,000          525,000
Accrued Benefits Cost..............................................        8,467            8,329
Other Long-Term Liabilities........................................       15,498           14,477
Deferred Income Taxes..............................................      108,427          100,621
                                                                      ----------       ----------
                                                                         642,392          648,427
                                                                      ----------       ----------
Mandatorily Convertible Preferred Stock............................       85,999          214,195
Common Stock.......................................................          402              305
Additional Paid-In Capital.........................................      352,466          223,190
Retained Earnings (Deficit)........................................       92,249           (1,271)
Treasury Stock.....................................................      (36,515)              --
                                                                      ----------       ----------
          Total Stockholders' Equity...............................      494,601          436,419
                                                                      ----------       ----------
                                                                      $1,301,367       $1,270,654
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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Net Sales..............................................................  $935,244     $960,601
Cost of Sales..........................................................   685,601      691,451
                                                                         --------     --------
  Gross Profit.........................................................   249,643      269,150
Selling, General and Administrative Expenses...........................    40,081       45,925
                                                                         --------     --------
  Operating Income.....................................................   209,562      223,225
Interest Expense, Net..................................................    29,842       44,319
Other, Net.............................................................     2,005         (414)
                                                                         --------     --------
Income Before Non-Controlling Interest and Income Taxes................   177,715      179,320
Non-Controlling Interest in Earnings of Partnership....................        --      (82,270)
                                                                         --------     --------
Income Before Income Taxes.............................................   177,715       97,050
Income Tax Provision...................................................    61,815       42,000
                                                                         --------     --------
Net Income.............................................................  $115,900     $ 55,050
                                                                         ========     ========
Net Income Per Common Share............................................  $   2.49     $   2.44
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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                          ($000)       ($000)
                                                                         --------     --------
Net Sales..............................................................  $293,526     $269,523
Cost of Sales..........................................................   233,129      198,529
                                                                         --------     --------
  Gross Profit.........................................................    60,397       70,994
Selling, General and Administrative Expenses...........................    15,472       16,789
                                                                         --------     --------
  Operating Income.....................................................    44,925       54,205
Interest Expense, Net..................................................    10,141       16,293
Other, Net.............................................................     1,059         (668)
                                                                         --------     --------
Income Before Non-Controlling Interest and Income Taxes................    33,725       38,580
Non-Controlling Interest in Earnings of Partnership....................        --       (7,869)
                                                                         --------     --------
Income Before Income Taxes.............................................    33,725       30,711
Income Tax Provision...................................................    10,489       10,937
                                                                         --------     --------
Net Income.............................................................  $ 23,236     $ 19,774
                                                                         ========     ========
Net Income Per Common Share............................................  $   0.51     $   0.58
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                         ($000)       ($000)
                                                                        --------     ---------
Cash Flows From Operating Activities:
  Net Income..........................................................  $115,900     $  55,050
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization....................................    51,092        50,102
     Amortization of Deferred Financing Costs.........................     1,663         2,691
     Non-Controlling Interest.........................................        --        82,270
     Deferred Income Taxes............................................     7,806        16,502
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments.........................................        --        13,307
       Accounts Receivable............................................   (13,676)       19,938
       Inventories....................................................    18,281        29,688
       Other Current Assets...........................................    (5,546)       (3,607)
       Accounts Payable, Accrued Expenses and Other Liabilities.......   (20,275)       (9,227)
       Other, Net.....................................................    (4,721)       (7,499)
                                                                        --------     ---------
          Cash Provided by (Used for) Operating Activities............   150,524       249,215
                                                                        --------     ---------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net......................   (30,318)      (13,477)
  Rotational Plant Maintenance Costs..................................   (14,294)       (1,603)
  Investment in Joint Venture.........................................   (11,000)           --
                                                                        --------     ---------
          Cash Provided by (Used for) Investing Activities............   (55,612)      (15,080)
                                                                        --------     ---------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts.........................................    (7,351)       25,931
  Cash Distributions to Non-Controlling Interest......................        --       (30,786)
  Proceeds from (Repayment of) Debt, Net..............................   (15,000)      (96,882)
  Cash Portion of Merger Consideration................................        --      (214,205)
  Repurchase of Preferred Stock.......................................   (11,837)           --
  Repurchase of Common Stock..........................................   (36,515)           --
  Cash Dividends on Common and Preferred Stock........................   (22,755)      (26,407)
  Transaction and Financing Fees......................................      (485)      (11,487)
  Proceeds from Issuance of Common Stock..............................    11,045       232,364
  Other, Net..........................................................        --           (11)
                                                                        --------     ---------
          Cash Provided by (Used for) Financing Activities............   (82,898)     (121,483)
                                                                        --------     ---------
Increase (Decrease) in Cash and Cash Equivalents......................    12,014       112,652
Cash and Cash Equivalents at Beginning of Period......................   202,738        51,093
                                                                        --------     ---------
Cash and Cash Equivalents at End of Period............................  $214,752     $ 163,745
                                                                        ========     =========

     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                         ($000)       ($000)
                                                                        --------     ---------
Cash Flows From Operating Activities:
  Net Income..........................................................  $ 23,236     $  19,774
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization....................................    17,027        16,746
     Amortization of Deferred Financing Costs.........................       584         1,290
     Non-Controlling Interest.........................................        --         7,869
     Deferred Income Taxes............................................    (1,595)        4,379
     Net Change in Operating Assets and Liabilities:
       Accounts Receivable............................................   (21,032)       (6,992)
       Inventories....................................................   (14,600)       (3,396)
       Other Current Assets...........................................    (6,680)        2,123
       Accounts Payable, Accrued Expenses and Other Liabilities.......     1,629        18,027
       Other, Net.....................................................      (682)       (7,202)
                                                                        --------     ---------
          Cash Provided by (Used for) Operating Activities............    (2,113)       52,618
                                                                        --------     ---------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment, Net......................   (13,495)       (5,075)
  Rotational Plant Maintenance Costs..................................   (13,633)       (1,126)
                                                                        --------     ---------
          Cash Provided by (Used for) Investing Activities............   (27,128)       (6,201)
                                                                        --------     ---------
Cash Flows from Financing Activities:
  Restricted Reserve Accounts.........................................   (10,718)       31,887
  Cash Distributions to Non-Controlling Interest......................        --       (12,911)
  Proceeds from (Repayment of) Debt, Net..............................        --       (33,191)
  Cash Portion of Merger Consideration................................        --      (214,205)
  Repurchase of Common Stock..........................................   (36,515)           --
  Cash Dividends on Common and Preferred Stock........................    (7,914)       (3,196)
  Transaction and Financing Fees......................................       (20)      (10,432)
  Proceeds from Issuance of Common Stock..............................       300       226,834
                                                                        --------     ---------
          Cash Provided by (Used for) Financing Activities............   (54,867)      (15,214)
                                                                        --------     ---------
Increase (Decrease) in Cash and Cash Equivalents......................   (84,108)       31,203
Cash and Cash Equivalents at Beginning of Period......................   298,860       132,542
                                                                        --------     ---------
Cash and Cash Equivalents at End of Period............................  $214,752     $ 163,745
                                                                        ========     =========

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

2. PRO FORMA

     The following unaudited pro forma financial information of the Company for the nine months and three months ended September 30, 1995, gives effect to the August 1995 Merger and Public Offering as if they had occurred on January 1, 1995. The pro forma data presented below do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1995, or to project the Company's results of operations in any future periods:

                                                                          PRO FORMA*
                                                                ------------------------------
                                                                 NINE MONTHS      THREE MONTHS
                                                                    ENDED            ENDED
                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                    1995              1995
                                                                   ($000)            ($000)
                                                                -------------     ------------
    Net Sales.................................................    $ 960,601         $269,523
    Net Income................................................      110,078           27,665
    Net Income per Common Share...............................         2.37             0.59

---------------

* The pro forma adjustments include amortization of goodwill resulting from the August 1995 Merger, the decrease in interest expense as a result of the Company's redemption of its 16% Junior Subordinated Exchange Debentures due December 15, 2004, the elimination of the non-controlling interest in the Partnership represented by the preference units, and the income tax effect of the pro forma adjustments.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:

                                                    NINE MONTHS ENDED     THREE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    -------------------
                                                    1996        1995       1996        1995
                                                   ($000)      ($000)     ($000)      ($000)
                                                   -------    --------    -------    --------
    Interest Paid................................  $32,290    $ 40,523    $ 8,947    $  8,889
    Income Taxes Paid............................   42,134      18,148     16,955       9,768
    Non-Cash Items:
      Non-Cash Portion of August 1995 Merger
         Consideration -- Issuance of Preferred
         Stock...................................       --     214,205         --     214,205
      Conversion of Shares of Preferred Stock
         into Common Stock.......................  119,028          --    116,546          --

4. NET INCOME PER COMMON SHARE

     For purposes of computing net income per common share, the conversion of Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock"), which is a common stock equivalent because of its mandatory conversion feature, is assumed when such conversion is dilutive. Common and common equivalent shares outstanding were 46,501,379 and 22,522,466 for the nine months ended September 30, 1996 and 1995, and 45,679,722 and 33,837,816 for the three months ended
September 30, 1996 and 1995, respectively. Net income per common share disclosed herein is computed on a primary basis only, as net income per common share computed on a fully diluted basis differs from the amounts disclosed by less than 3%.

5. INVENTORIES

     Inventories consist of the following:

                                                                 SEPTEMBER 30,
                                                                     1996          DECEMBER 31,
                                                                  (UNAUDITED)          1995
                                                                    ($000)            ($000)
                                                                 -------------     ------------
    Finished Products..........................................    $  46,872         $ 70,459
    Raw Materials and Supplies.................................       71,614           66,308
                                                                   ---------         --------
                                                                   $ 118,486         $136,767
                                                                   =========         ========

6. DEBT

     Debt consists of the following:

                                                                 SEPTEMBER 30,
                                                                     1996          DECEMBER 31,
                                                                  (UNAUDITED)          1995
                                                                    ($000)            ($000)
                                                                 -------------     ------------
    First Mortgage Notes.......................................    $ 185,000         $200,000
    Senior Notes...............................................      340,000          340,000
    Revolving Credit Facility..................................           --               --
                                                                   ---------         --------
                                                                     525,000          540,000
    Less Current Portion of Long Term Debt.....................       15,000           15,000
                                                                   ---------         --------
                                                                   $ 510,000         $525,000
                                                                   =========         ========

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     At September 30, 1996, there was no outstanding balance on the Company's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $40 million, was $60 million.

7. RESTRICTED RESERVE ACCOUNTS

     At September 30, 1996, restricted reserve accounts of $58 million were comprised of a $28 million Cash Collateral Account maintained by Fertilizer for the benefit of the holders of the First Mortgage Notes, a $20 million Debt Service Reserve Account maintained by Partners for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes"), and a $10 million Cash Reserve Account maintained by Fertilizer for the benefit of the Second Lessor (as defined in Note 9).

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

PREFERRED STOCK REPURCHASE

     In February 1996, the Company's Board of Directors authorized the Company to implement a $50 million stock repurchase program for the Preferred Stock. In the first and second quarters of 1996, the Company repurchased approximately 592,000 shares of Preferred Stock at an aggregate cost of approximately $12 million and an aggregate premium of approximately $3 million above their original issue price.

COMMON STOCK REPURCHASE

     In July 1996, the Company's Board of Directors authorized the Company to implement a $100 million stock repurchase program for the Common Stock. In the third quarter of 1996, the Company repurchased approximately 1,653,000 shares of Common Stock at an aggregate cost of approximately $37 million.

PREFERRED STOCK EXCHANGED FOR COMMON STOCK

     In May 1996, the Company's stockholders approved a charter amendment that gave the holders of Preferred Stock the opportunity to convert their shares into Common Stock if they desired to do so. Holders of Preferred Stock were allowed, but were not required, to convert their shares of Preferred Stock into Common Stock on a share-for-share basis, subject to a value limitation of $22.475 per share. Holders of Preferred Stock were allowed to exercise the optional conversion right at any time until the close of business on August 16, 1996. At August 16, 1996, approximately 7,679,000 shares of Preferred Stock had been converted into a like number of shares of Common Stock. Shares of Preferred Stock not converted continue to have exactly the same rights as they had prior to the optional conversion period.

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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

LAKE CHARLES PLANT

     In connection with an incident at its Lake Charles plant in 1992, the Company is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Company. While management and legal counsel believe that any civil penalty ultimately paid by the Company will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding.

     In September 1996, the Company's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of the Company's liability insurance, are subject to the negotiation and execution of definitive settlement agreements and, with respect to the class action civil litigation, approval as to fairness by the court. There remain three lawsuits against the Company arising from the incident, which were brought by former employees at the Lake Charles plant who allege that they were wrongfully terminated by the Company following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Company upon their resolution.

PORT AUTHORITY OF NEW YORK AND NEW JERSEY

     On March 13, 1996, the Company, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Company and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Company and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of the Port Authority's motion to disqualify its insurers' counsel, the court stayed substantive proceedings in the lawsuit. That motion was resolved by an order dated September 23, 1996, and substantive proceedings are scheduled to resume on November 26, 1996. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from the Company in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. The Company is unaware of any basis for liability and intends to vigorously defend the lawsuit.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

STOCKHOLDERS LITIGATION

     On August 5, 1996, the Company and Freeport-McMoRan Inc. ("Freeport") signed a non-binding letter of intent for the combination of their businesses into a newly formed company. Following the public announcement on August 7, 1996, of the Company's execution of the letter of intent, five lawsuits were filed in Delaware state court on behalf of a purported class of all stockholders of the Company other than the defendants and their affiliates. The Company and some or all of its directors (including one former director, who was subsequently dismissed from the lawsuits) were named as defendants in the lawsuits. On September 2, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Potash Corporation of Saskatchewan Inc. ("PCS") and PCS Nitrogen, Inc., a wholly owned subsidiary of PCS ("Merger Sub"), providing for the acquisition of the Company by PCS through the merger of the Company with and into Merger Sub (the "Merger"). On September 5, 1996, following the public announcement of the proposed Merger on September 3, 1996, an amended complaint (the "Amended Complaint") was filed in two of the five lawsuits. PCS is named as an additional defendant in the Amended Complaint, but PCS has informed the Company that PCS has not yet received service of process. The Amended Complaint alleges generally that the defendants acted improperly in causing the Company to enter into the Merger Agreement, and seeks an injunction preventing the Merger, unspecified monetary damages, and other relief. On September 16, 1996, the court signed an order consolidating all five lawsuits and ordering that the Amended Complaint serve as the complaint in the consolidated action. The Company and its directors have agreed to formally respond to the Amended Complaint on or before November 27, 1996. The Company is unaware of any basis for liability, and the defendants intend to vigorously defend the lawsuit.

10. SUBSEQUENT EVENTS

COMMON STOCK DIVIDEND

     On November 14, 1996, the Company paid a cash dividend on the Common Stock in the amount of $0.10 per share or approximately $4 million in the aggregate to holders of record at the close of business on November 4, 1996.

PREFERRED STOCK DIVIDEND

     On November 14, 1996, the Company paid a cash dividend on the Preferred Stock in the amount of $0.3681 per share or approximately $2 million in the aggregate to holders of record at the close of business on November 4, 1996.

11. MERGER

TERMINATION OF POTENTIAL BUSINESS COMBINATION WITH FREEPORT

     On September 2, 1996, the Company terminated its previously disclosed non-binding letter of intent dated August 5, 1996, with Freeport regarding their potential business combination.

PROPOSED ACQUISITION BY PCS

     On September 2, 1996, the Company, PCS and Merger Sub entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of certain conditions, PCS will acquire the Company through the Merger. In the Merger, subject to adjustment and to certain exceptions, each outstanding share of Common Stock, including each share resulting from the mandatory conversion of the outstanding shares of Preferred Stock immediately prior to the Merger, will be converted into the right to receive $12.25 in cash and a fraction of a common share of PCS expected to have a market value of between $12.75 and $14.75. The obligations of the Company and PCS to consummate the Merger are subject to various conditions, including

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

the condition that the holders of a majority of the outstanding shares of Common Stock and Preferred Stock, voting together as a single class, vote in favor of the approval of the Merger Agreement. The Company expects to hold a special meeting of stockholders in January 1997, at which the stockholders will consider and vote upon the Merger Agreement. If the necessary stockholder vote is obtained and all other conditions are satisfied or waived, the Company expects that the Merger will be consummated shortly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Because of the seasonal nature of the Company's business, the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     For the nine months ended September 30, 1996, the Company generated net income of $116 million, or $2.49 per common share, compared to net income of $55 million, or $2.44 per common share, for the same period last year. Operating income decreased $14 million for the nine months ended September 30, 1996, from the prior year period.

     For the nine months ended September 30, 1996, compared to the same period last year, net sales decreased $25 million or 3%, of which 4% was related to decreased selling prices, partially offset by a 1% increase in sales volumes. Lower ammonia selling prices were partially offset by an increase in the selling prices of nitrogen solutions. Higher sales volumes reflect increased sales tonnage of low margin purchased ammonia for resale.

     Gross profit decreased $20 million for the reasons noted above. Gross profit as a percentage of net sales decreased from 28% for the nine months ended September 30, 1995, to 27% for the nine months ended September 30, 1996, partially as a result of the lower ammonia selling prices. The per unit natural gas cost included in cost of sales remained relatively flat.

     Selling, general and administrative expenses as a percentage of net sales decreased from 5% for the nine months ended September 30, 1995, to 4% for the nine months ended September 30, 1996.

     Net interest expense decreased 33% to $30 million in the nine months ended September 30, 1996, compared to $44 million for the same period in 1995, reflecting the improvement in the Company's net debt.

     The non-controlling interest in earnings of the Partnership in 1995 reflected the approximately 55% interest of the Preference Unitholders in the net earnings of the Partnership prior to the August 1995 Merger.

     The income tax provision increased $20 million for the nine months ended September 30, 1996, compared to the same period in 1995. The increase primarily reflects the increase in the Partnership's income allocable to the Corporation as a result of the August 1995 Merger, partially offset by a reduction in the Trinidad statutory income tax rate. The effective income tax rate for the nine months ended September 30, 1996, was approximately 35%.

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     For the three months ended September 30, 1996, the Company generated net income of $23 million, or $0.51 per common share, compared to net income of $20 million, or $0.58 per common share, for the same period last year. Operating income decreased $9 million for the three months ended September 30, 1996, from the prior year period.

     For the three months ended September 30, 1996, compared to the same period last year, net sales increased $24 million or 9%, of which 14% was related to increased sales volumes, partially offset by a 5% decrease in selling prices. Higher sales volumes reflect increased sales tonnage of low margin purchased ammonia for resale and increased sales tonnage of nitrogen solutions. Lower ammonia and nitrogen solutions selling prices were partially offset by an increase in the selling prices of urea.

     Gross profit decreased $11 million for the reasons noted above. Gross profit as a percentage of net sales decreased from 26% in the third quarter of 1995 to 21% in the third quarter of 1996 partially as a result of the lower ammonia and nitrogen solutions selling prices. The per unit natural gas cost included in cost of sales increased approximately 5% from 1995.

     Selling, general and administrative expenses as a percentage of net sales decreased from 6% for the three months ended September 30, 1995, to 5% for the three months ended September 30, 1996.

     Net interest expense decreased 38% to $10 million in the third quarter of 1996 compared to $16 million for the same period in 1995, reflecting the improvement in the Company's net debt.

     The non-controlling interest in earnings of the Partnership in 1995 reflected the approximately 55% interest of the Preference Unitholders in the net earnings of the Partnership prior to the August 1995 Merger.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash provided by (used for) operating activities was $151 million and $249 million for the nine months ended September 30, 1996 and 1995, and ($2) million and $53 million for the three months ended September 30, 1996 and 1995, respectively. At September 30, 1996 and 1995, working capital, net of restricted reserve accounts, was $304 million and $252 million, respectively.

  Investing Activities

     Net cash used for investing activities of $56 million and $15 million for the nine months ended September 30, 1996 and 1995, and $27 million and $6 million for the three months ended September 30, 1996 and 1995, respectively, reflects primarily capital expenditures, rotational plant maintenance cost, and an investment of $11 million in an ammonia terminal joint venture in the second quarter of 1996.

  Financing Activities

     Net cash used for financing activities was $83 million and $121 million for the nine months ended September 30, 1996 and 1995, and $55 million and $15 million for the three months ended September 30, 1996 and 1995, respectively. The nine months ended September 30, 1995, amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.

     At September 30, 1996, there was no outstanding balance on the Company's $100 million revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $40 million, was $60 million.

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

     In February 1996, the Company's Board of Directors authorized the Company to implement a stock repurchase program for the Preferred Stock. The Board of Directors authorized the Company to spend up to $50 million in repurchasing shares of Preferred Stock from time to time as management deems appropriate. In the first and second quarters of 1996, the Company repurchased approximately 592,000 shares of Preferred Stock at an aggregate cost of approximately $12 million and an aggregate premium of approximately $3 million above their original issue price. The timing of Preferred Stock repurchases is dependent upon many factors, including the price, the Company's financial condition, and general economic and market factors.

     In July 1996, the Company's Board of Directors authorized the Company to implement a stock repurchase program for the Common Stock. The Board of Directors authorized the Company to spend up to $100 million in repurchasing shares of Common Stock from time to time as management deems appropriate. In the third quarter of 1996, the Company repurchased approximately 1,653,000 shares of Common Stock at an aggregate cost of approximately $37 million. The timing of Common Stock repurchases is dependent upon many factors, including the price, the Company's financial condition, and general economic and market factors.

     In May 1996, the Company's stockholders approved a charter amendment that gave the holders of Preferred Stock the opportunity to convert their shares into Common Stock if they desired to do so. Holders of Preferred Stock were allowed, but were not required, to convert their shares of Preferred Stock into Common Stock on a share-for-share basis, subject to a value limitation of $22.475 per share. Holders of Preferred Stock were allowed to exercise the optional conversion right at any time until the close of business on August 16, 1996. At August 16, 1996, approximately 7,679,000 shares of Preferred Stock had been converted into a like number of shares of Common Stock. Shares of Preferred Stock not converted continue to have exactly the same rights as they had prior to the optional conversion period. Based on the Company's existing dividend policies, the conversion of such shares from Preferred Stock to Common Stock will result in a net decrease of approximately $8 million in the Company's annual dividend requirements.

     In February, May, August and November 1996, the Company paid cash dividends on the Common Stock in the aggregate amounts of approximately $2 million ($0.05 per share), $3 million ($0.10 per share), $3 million ($0.10 per share), and $4 million ($0.10 per share), respectively.

     In February, May, August and November 1996, the Company paid cash dividends on the Preferred Stock in the aggregate amounts of approximately $5 million ($0.3682 per share), $5 million ($0.3681 per share), $5 million ($0.3681 per share) and $2 million ($0.3681 per share), respectively.

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

  Lake Charles Plant

     In connection with an incident at its Lake Charles plant in 1992, the Company is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to the Company. While management and legal counsel believe that any civil penalty ultimately paid by the Company will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding.

     In September 1996, the Company's liability insurers negotiated preliminary settlements of substantially all of the civil litigation arising from the Lake Charles incident. The settlements, which in the aggregate are within the policy limits of the Company's liability insurance, are subject to the negotiation and execution of definitive settlement agreements and, with respect to the class action civil litigation, approval as to fairness by the court. There remain three lawsuits against the Company arising from the incident, which were brought by former employees at the Lake Charles plant who allege that they were wrongfully terminated by the Company following the incident. Management and legal counsel believe that these lawsuits are without merit, and that there will be no material adverse effect on the Company upon their resolution.

  Port Authority of New York and New Jersey

     On March 13, 1996, the Company, two other nitrogen producers, and up to 30 unidentified parties were named as defendants in a lawsuit filed in the name of the Port Authority of New York and New Jersey (the "Port Authority") in New Jersey state court. The lawsuit was actually filed by attorneys hired by the Port Authority's subrogated insurance carriers. The Port Authority's insurers are seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority's insurers allege in their complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), the Company and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. The Company and the other defendants have removed the case to federal court in New Jersey. Pending the resolution of the Port Authority's motion to disqualify its insurers' counsel, the court stayed substantive proceedings in the lawsuit. That motion was resolved by an order dated September 23, 1996, and substantive proceedings are scheduled to resume on November 26, 1996. Although neither the Port Authority nor its subrogated insurers have alleged or otherwise revealed the amount of damages sought from the Company in the lawsuit, the Port Authority stated in an affidavit submitted to the court in support of its motion to disqualify its insurers' counsel that as of April 9, 1996, the Port Authority had submitted to its insurers claims relating to the explosion totaling approximately $340 million, of which the insurers had paid approximately $160 million. The Company is unaware of any basis for liability and intends to vigorously defend the lawsuit.

  Stockholders Litigation

     On August 5, 1996, the Company and Freeport-McMoRan Inc. ("Freeport") signed a non-binding letter of intent for the combination of their businesses into a newly formed company. Following the public announcement on August 7, 1996, of the Company's execution of the letter of intent, five lawsuits were filed in Delaware state court on behalf of a purported class of all stockholders of the Company other than the defendants and their affiliates. The Company and some or all of its directors (including one former director, who was subsequently dismissed from the lawsuits) were named as defendants in the lawsuits. On September 2, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Potash Corporation of Saskatchewan Inc. ("PCS") and PCS Nitrogen, Inc., a wholly owned subsidiary of PCS ("Merger Sub"), providing for the acquisition of the Company by PCS through the merger of the Company with and into Merger Sub (the "Merger"). On September 5, 1996, following the public announcement of the proposed Merger on September 3, 1996, an amended complaint (the "Amended Complaint") was filed in two of the five lawsuits. PCS is named as an additional defendant in the Amended Complaint, but PCS has informed the Company that PCS has not yet received service of process. The Amended Complaint alleges generally that the defendants acted improperly in causing the Company to enter into the Merger Agreement, and seeks an injunction preventing the Merger, unspecified monetary damages, and other relief. On September 16, 1996, the court signed an order consolidating all five lawsuits and ordering that the Amended Complaint serve as the complaint in the consolidated action. The Company and its directors have agreed to formally respond to the Amended Complaint on or before November 27, 1996. The Company is unaware of any basis for liability, and the defendants intend to vigorously defend the lawsuit.

  Termination of Potential Business Combination with Freeport

     On September 2, 1996, the Company terminated its previously disclosed non-binding letter of intent dated August 5, 1996, with Freeport regarding their potential business combination.

  Proposed Acquisition by PCS

     On September 2, 1996, the Company, PCS and Merger Sub entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of certain conditions, PCS will acquire the Company through the Merger. In the Merger, subject to adjustment and to certain exceptions, each outstanding share of Common Stock, including each share resulting from the mandatory conversion of the outstanding shares of Preferred Stock immediately prior to the Merger, will be converted into the right to receive $12.25 in cash and a fraction of a common share of PCS expected to have a market value of between $12.75 and $14.75. The obligations of the Company and PCS to consummate the Merger are subject to various conditions, including the condition that the holders of a majority of the outstanding shares of Common Stock and Preferred Stock, voting together as a single class, vote in favor of the approval of the Merger Agreement. The Company expects to hold a special meeting of stockholders in January 1997, at which the stockholders will consider and vote upon the Merger Agreement. If the necessary stockholder vote is obtained and all other conditions are satisfied or waived, the Company expects that the Merger will be consummated shortly thereafter.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The following materials are filed as exhibits to this report:

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
---------- --------------------------------------------------------------------------
     2     -- Agreement and Plan of Merger dated as of September 2, 1996, among
              Potash Corporation of Saskatchewan Inc., Arcadian Corporation, and PCS
              Nitrogen, Inc.
  10.1     -- Agreement for Lease dated as of June 29, 1995, between Trinidad Ammonia
              Company, Limited Partnership, and Arcadian Fertilizer, L.P., as amended by Amendment No. 1 to Agreement for Lease dated as of August 20, 1996, between Trinidad Ammonia Company, Limited Partnership, and Arcadian
              Fertilizer, L.P. (incorporated by reference to Exhibit 10.21 to the
              Registration Statement on Form S-4 (Registration No. 33-90290) relating to Arcadian Corporation's offering of Preferred Stock ("Preferred Stock
              Registration Statement"), except for Amendment No. 1 which is filed herewith).
  10.2     -- Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia
              Company, Limited Partnership, and Arcadian Fertilizer, L.P., as amended by Amendment No. 1 to Lease Agreement dated as of August 20, 1996, between Trinidad Ammonia Company, Limited Partnership, and Arcadian
              Fertilizer, L.P., and Amendment No. 2 to Lease Agreement dated as of
              August 26, 1996, between Trinidad Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit
              10.22 to the Preferred Stock Registration Statement, except for
              Amendment No. 1 and Amendment No. 2 which are filed herewith).
  10.3     -- Agreement for Lease dated as of March 27, 1996, between Nitrogen
              Leasing Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
              amended by Amendment No. 1 to Agreement for Lease dated as of May 24,
              1996, between Nitrogen Leasing Company, Limited Partnership, and
              Arcadian Fertilizer, L.P.
  10.4     -- Lease Agreement dated as of March 27, 1996, between Nitrogen Leasing
              Company, Limited Partnership, and Arcadian Fertilizer, L.P., as amended by Amendment No. 1 to Lease Agreement dated as of August 26, 1996, between Nitrogen Leasing Company, Limited Partnership, and Arcadian
              Fertilizer, L.P.
  10.5     -- Purchase Option Agreement dated as of March 27, 1996, between Nitrogen
              Leasing Company, Limited Partnership, and Arcadian Corporation.
  10.6     -- Employment Agreement between Arcadian Corporation and certain of its officers (form).
    11     -- Computation of Net Income per Common Share.
    15     -- Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
    27     -- Financial Data Schedule.

  (b) Current Reports on Form 8-K

     On August 7, 1996, the Company filed a Current Report on Form 8-K regarding a potential business combination with Freeport.

     On September 5, 1996, the Company filed a Current Report on Form 8-K regarding (a) the termination of its potential business combination with Freeport and (b) the proposed acquisition of the Company by PCS in the Merger.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1996.

                                            ARCADIAN CORPORATION

                                            By:         A. L. WILLIAMS
                                              ----------------------------------
                                                        A. L. Williams
                                                Vice President -- Finance and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                            DESCRIPTION OF EXHIBIT                            PAGE
---------- -----------------------------------------------------------------------------------
     2     -- Agreement and Plan of Merger dated as of September 2, 1996, among
              Potash Corporation of Saskatchewan Inc., Arcadian Corporation, and
              PCS Nitrogen, Inc.
  10.1     -- Agreement for Lease dated as of June 29, 1995, between Trinidad
              Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P.,
              as amended by Amendment No. 1 to Agreement for Lease dated as of
              August 20, 1996, between Trinidad Ammonia Company, Limited
              Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4
              (Registration No. 33-90290) relating to Arcadian Corporation's offering of Preferred Stock ("Preferred Stock Registration
              Statement"), except for Amendment No. 1 which is filed herewith).
  10.2     -- Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia
              Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
              amended by Amendment No. 1 to Lease Agreement dated as of August 20,
              1996, between Trinidad Ammonia Company, Limited Partnership, and
              Arcadian Fertilizer, L.P., and Amendment No. 2 to Lease Agreement
              dated as of August 26, 1996, between Trinidad Ammonia Company,
              Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated by reference to Exhibit 10.22 to the Preferred Stock Registration
              Statement, except for Amendment No. 1 and Amendment No. 2 which are filed herewith).
  10.3     -- Agreement for Lease dated as of March 27, 1996, between Nitrogen
              Leasing Company, Limited Partnership, and Arcadian Fertilizer, L.P.,
              as amended by Amendment No. 1 to Agreement for Lease dated as of May
              24, 1996, between Nitrogen Leasing Company, Limited Partnership, and
              Arcadian Fertilizer, L.P.
  10.4     -- Lease Agreement dated as of March 27, 1996, between Nitrogen Leasing
              Company, Limited Partnership, and Arcadian Fertilizer, L.P., as
              amended by Amendment No. 1 to Lease Agreement dated as of August 26,
              1996, between Nitrogen Leasing Company, Limited Partnership, and
              Arcadian Fertilizer, L.P.
  10.5     -- Purchase Option Agreement dated as of March 27, 1996, between
              Nitrogen Leasing Company, Limited Partnership, and Arcadian
              Corporation.
  10.6     -- Employment Agreement between Arcadian Corporation and certain of its officers (form).
    11     -- Computation of Net Income per Common Share.
    15     -- Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
    27     -- Financial Data Schedule.