Form 10-Q/A
period 1996-09-30
ARCADIAN CORP
filed 1997-01-10
CIK 862450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


                                AMENDMENT NO. 1

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

                                PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

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

                                            KPMG PEAT MARWICK LLP

Memphis, Tennessee
November 14, 1996

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30,
                                                                         1996          DECEMBER 31,
                                                                      (UNAUDITED)          1995
                                                                        ($000)            ($000)
                                                                     -------------     ------------
                                              ASSETS
Cash and Cash Equivalents..........................................   $   214,752       $  202,738
Restricted Reserve Accounts........................................        57,801           50,450
Accounts Receivable, Net...........................................       123,172          109,496
Inventories........................................................       118,486          136,767
Other..............................................................        12,115            6,569
                                                                       ----------       ----------
          Total Current Assets.....................................       526,326          506,020
Property, Plant and Equipment, Net.................................       598,882          606,410
Goodwill, Net......................................................        94,567           96,393
Other, Net.........................................................        81,592           61,831
                                                                       ----------       ----------
                                                                      $ 1,301,367       $1,270,654
                                                                       ==========       ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities...........................   $   149,374       $  170,808
Current Portion of Long-Term Debt..................................        15,000           15,000
                                                                       ----------       ----------
          Total Current Liabilities................................       164,374          185,808
                                                                       ----------       ----------
Long-Term Debt, Less Current Portion...............................       510,000          525,000
Accrued Benefits Cost..............................................         8,467            8,329
Other Long-Term Liabilities........................................        15,498           14,477
Deferred Income Taxes..............................................       108,427          100,621
                                                                       ----------       ----------
                                                                          642,392          648,427
                                                                       ----------       ----------
Mandatorily Convertible Preferred Stock............................        85,999          214,195
Common Stock.......................................................           402              305
Additional Paid-In Capital.........................................       352,466          223,190
Retained Earnings (Deficit)........................................        92,249           (1,271)
Treasury Stock.....................................................       (36,515)              --
                                                                       ----------       ----------
          Total Stockholders' Equity...............................       494,601          436,419
                                                                       ----------       ----------
                                                                      $ 1,301,367       $1,270,654
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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                             NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                         ($000)       ($000)
                                                                        --------     ---------
Cash Flows From Operating Activities:
  Net Income..........................................................  $115,900     $  55,050
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization....................................    51,092        50,102
     Amortization of Deferred Financing Costs.........................     1,663         2,691
     (Gains) Losses on Disposals of Property, Plant and Equipment.....     2,622         1,014
     Non-Controlling Interest.........................................        --        82,270
     Deferred Income Taxes............................................     7,806        16,502
     Net Change in Operating Assets and Liabilities:
       Short-Term Investments.........................................        --        13,307
       Accounts Receivable............................................   (13,676)       19,938
       Inventories....................................................    18,281        29,688
       Other Current Assets...........................................    (5,546)       (3,607)
       Accounts Payable, Accrued Expenses and Other Liabilities.......   (20,275)       (9,227)
       Other, Net.....................................................    (2,548)       (1,957)
                                                                        --------     ---------
          Cash Provided by (Used for) Operating Activities............   155,319       255,771
                                                                        --------     ---------
Cash Flows from Investing Activities:
  Cash Portion of Merger Consideration................................        --      (214,205)
  Purchase of Property, Plant and Equipment...........................   (35,352)      (23,730)
  Proceeds from Disposals of Property, Plant and Equipment............       239         3,697
  Rotational Plant Maintenance Costs..................................   (14,294)       (1,603)
  Investment in Joint Venture.........................................   (11,000)           --
  Increase in Restricted Reserve Accounts.............................    (7,351)       (9,819)
  Release of MQD Reserve..............................................        --        35,750
                                                                        --------     ---------
          Cash Provided by (Used for) Investing Activities............   (67,758)     (209,910)
                                                                        --------     ---------
Cash Flows from Financing Activities:
  Cash Distributions to Non-Controlling Interest......................        --       (30,786)
  Repayment of Debt...................................................   (15,000)      (96,882)
  Repurchase of Preferred Stock.......................................   (11,837)           --
  Repurchase of Common Stock..........................................   (36,515)           --
  Cash Dividends on Common and Preferred Stock........................   (22,755)      (26,407)
  Transaction and Financing Fees......................................      (485)      (11,487)
  Proceeds from Issuance of Common Stock..............................    11,045       232,364
  Other, Net..........................................................        --           (11)
                                                                        --------     ---------
          Cash Provided by (Used for) Financing Activities............   (75,547)       66,791
                                                                        --------     ---------
Increase (Decrease) in Cash and Cash Equivalents......................    12,014       112,652
Cash and Cash Equivalents at Beginning of Period......................   202,738        51,093
                                                                        --------     ---------
Cash and Cash Equivalents at End of Period............................  $214,752     $ 163,745
                                                                        ========     =========


     See accompanying notes to condensed consolidated financial statements.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                             THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                         ($000)       ($000)
                                                                        --------     ---------
Cash Flows From Operating Activities:
  Net Income..........................................................  $ 23,236     $  19,774
  Adjustments to Reconcile Net Income to Cash from Operating
     Activities:
     Depreciation and Amortization....................................    17,027        16,746
     Amortization of Deferred Financing Costs.........................       584         1,290
     (Gains) Losses on Disposals of Property, Plant and Equipment.....       728        (1,075)
     Non-Controlling Interest.........................................        --         7,869
     Deferred Income Taxes............................................    (1,595)        4,379
     Net Change in Operating Assets and Liabilities:
       Accounts Receivable............................................   (21,032)       (6,992)
       Inventories....................................................   (14,600)       (3,396)
       Other Current Assets...........................................    (6,680)        2,123
       Accounts Payable, Accrued Expenses and Other Liabilities.......     1,629        18,027
       Other, Net.....................................................        (6)       (2,083)
                                                                        --------     ---------
          Cash Provided by (Used for) Operating Activities............      (709)       56,662
                                                                        --------     ---------
Cash Flows from Investing Activities:
  Cash Portion of Merger Consideration................................        --      (214,205)
  Purchase of Property, Plant and Equipment...........................   (14,900)      (12,787)
  Proceeds from Disposals of Property, Plant and Equipment............         1         3,668
  Rotational Plant Maintenance Costs..................................   (13,633)       (1,126)
  Increase in Restricted Reserve Accounts.............................   (10,718)       (3,863)
  Release MQD Reserve.................................................        --        35,750
                                                                        --------     ---------
          Cash Provided by (Used for) Investing Activities............   (39,250)     (192,563)
                                                                        --------     ---------
Cash Flows from Financing Activities:
  Cash Distributions to Non-Controlling Interest......................        --       (12,911)
  Repayment of Debt...................................................        --       (33,191)
  Repurchase of Common Stock..........................................   (36,515)           --
  Cash Dividends on Common and Preferred Stock........................    (7,914)       (3,196)
  Transaction and Financing Fees......................................       (20)      (10,432)
  Proceeds from Issuance of Common Stock..............................       300       226,834
                                                                        --------     ---------
          Cash Provided by (Used for) Financing Activities............   (44,149)      167,104
                                                                        --------     ---------
Increase (Decrease) in Cash and Cash Equivalents......................   (84,108)       31,203
Cash and Cash Equivalents at Beginning of Period......................   298,860       132,542
                                                                        --------     ---------
Cash and Cash Equivalents at End of Period............................  $214,752     $ 163,745
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

                                                                          PRO FORMA*
                                                                ------------------------------
                                                                                  THREE MONTHS
                                                                 NINE MONTHS         ENDED
                                                                    ENDED          SEPTEMBER
                                                                SEPTEMBER 30,         30,
                                                                    1995              1995
                                                                   ($000)            ($000)
                                                                -------------     ------------
    Net Sales.................................................    $ 960,601         $269,523
    Net Income................................................      110,078           27,665
    Net Income per Common Share...............................         2.37             0.59

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

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts. The following is supplemental cash flow information:


                                                    NINE MONTHS ENDED     THREE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    -------------------
                                                    1996        1995       1996        1995
                                                   ($000)      ($000)     ($000)      ($000)
                                                   -------    --------    -------    --------
    Interest Paid................................  $32,290    $ 40,523    $ 8,947    $  8,889
    Income Taxes Paid............................   42,134      18,148     16,955       9,768
    Non-Cash Items:
      Capital Contribution to Joint Venture in
         the Form of Property, Plant and
         Equipment...............................       --       3,662         --       3,662
      Non-Cash Portion of August 1995 Merger
         Consideration -- Issuance of Preferred
         Stock...................................       --     214,205         --     214,205
      Conversion of Shares of Preferred Stock
         into Common Stock.......................  119,028          --    116,546          --


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

5. INVENTORIES

     Inventories consist of the following:

                                                                 SEPTEMBER 30,
                                                                     1996          DECEMBER 31,
                                                                  (UNAUDITED)          1995
                                                                    ($000)            ($000)
                                                                 -------------     ------------
    Finished Products..........................................    $  46,872         $ 70,459
    Raw Materials and Supplies.................................       71,614           66,308
                                                                    --------         --------
                                                                   $ 118,486         $136,767
                                                                    ========         ========

6. DEBT

     Debt consists of the following:

                                                                 SEPTEMBER 30,
                                                                     1996          DECEMBER 31,
                                                                  (UNAUDITED)          1995
                                                                    ($000)            ($000)
                                                                 -------------     ------------
    First Mortgage Notes.......................................    $ 185,000         $200,000
    Senior Notes...............................................      340,000          340,000
    Revolving Credit Facility..................................           --               --
                                                                    --------         --------
                                                                     525,000          540,000
    Less Current Portion of Long Term Debt.....................       15,000           15,000
                                                                    --------         --------
                                                                   $ 510,000         $525,000
                                                                    ========         ========

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


DOJ INVESTIGATIONS (AS OF JANUARY 9, 1996)



     In 1993, Arcadian learned that the Antitrust Division of the Department of Justice (the "DOJ") had initiated a grand-jury investigation of pricing practices in the explosives industry. In response to a subpoena issued in that investigation, Arcadian produced to the DOJ in 1994 and 1995 documents concerning ammonium nitrate sold to explosives manufacturers. In late 1996 and early 1997, Arcadian learned that the DOJ had begun contacting current and former Arcadian employees seeking information concerning Arcadian's pricing of ammonium nitrate in 1992. Arcadian currently has limited information concerning the DOJ's investigations and, thus, is unable to predict their outcomes as to Arcadian. However, Arcadian believes that neither it nor its employees have violated the antitrust laws and that the DOJ's investigations are unlikely to result in a material adverse effect on Arcadian.

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities


     Net cash provided by (used for) operating activities was $155 million and $256 million for the nine months ended September 30, 1996 and 1995, and $(1) million and $57 million for the three months ended September 30, 1996 and 1995, respectively. At September 30, 1996 and 1995, working capital, net of restricted reserve accounts, was $304 million and $252 million, respectively.


  Investing Activities


     Net cash used for investing activities of $68 million and $210 million for the nine months ended September 30, 1996 and 1995, and $39 million and $193 million for the three months ended September 30, 1996 and 1995, respectively, reflects capital expenditures, rotational plant maintenance cost, and an investment of $11 million in an ammonia terminal joint venture in the second quarter of 1996 and the cash portion of the August 1995 Merger Consideration of $214 million. The restricted reserve for distributions on preference units of $36 million was released as a result of the 1995 Merger.


  Financing Activities


     Net cash provided by (used for) financing activities was $(76) million and $67 million for the nine months ended September 30, 1996 and 1995, and $(44) million and $167 million for the three months ended September 30, 1996 and 1995, respectively. The nine months ended September 30, 1995, amount reflected a $61 million reduction in the outstanding balance under the revolving credit facility.


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

                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS



  Recent Development -- DOJ Investigations



     In 1993, Arcadian learned that the Antitrust Division of the Department of Justice (the "DOJ") had initiated a grand-jury investigation of pricing practices in the explosives industry. In response to a subpoena issued in that investigation, Arcadian produced to the DOJ in 1994 and 1995 documents concerning ammonium nitrate sold to explosives manufacturers. In late 1996 and early 1997, Arcadian learned that the DOJ had begun contacting current and former Arcadian employees seeking information concerning Arcadian's pricing of ammonium nitrate in 1992. Arcadian currently has limited information concerning the DOJ's investigations and thus is unable to predict their outcomes as to Arcadian. However, Arcadian believes that neither it nor its employees have violated the antitrust laws and that the DOJ's investigations are unlikely to result in a material adverse effect on Arcadian.


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

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
---------- --------------------------------------------------------------------------
  10.6     -- Employment Agreement between Arcadian Corporation and certain of its officers (form).
    11     -- Computation of Net Income per Common Share.
    15     -- Letter from KPMG Peat Marwick LLP to Arcadian Corporation with respect to interim financial information.
    27     -- Financial Data Schedule.

  (b) Current Reports on Form 8-K

     On August 7, 1996, the Company filed a Current Report on Form 8-K regarding a potential business combination with Freeport.

     On September 5, 1996, the Company filed a Current Report on Form 8-K regarding (a) the termination of its potential business combination with Freeport and (b) the proposed acquisition of the Company by PCS in the Merger.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 1997.


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