Form 10-K/A
ARCADIAN CORP
filed 1997-01-10
CIK 862450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A



                                AMENDMENT NO. 1


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       Registrant's telephone number, including area code: (901) 758-5200

          Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                             ON WHICH REGISTERED
----------------------------------------------------------   --------------------------------
     COMMON STOCK                                                NEW YORK STOCK EXCHANGE
     MANDATORILY CONVERTIBLE PREFERRED STOCK, SERIES A           NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 26, 1996, there were 32,365,233 outstanding shares of Common Stock. At such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange, was approximately $482 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement dated March 29, 1996 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Arcadian Corporation ("Arcadian") is the largest producer and marketer of nitrogen fertilizers and nitrogen chemicals in the Western Hemisphere. These products are used for both agricultural and industrial purposes. Arcadian produces ammonia at six of its seven domestic plants and in Trinidad. Ammonia is used by Arcadian to produce a full line of upgraded nitrogen products, including urea, ammonium nitrate, nitric acid and nitrogen solutions. Ammonia, urea, ammonium nitrate and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications, while nitric acid is sold to industrial customers as an intermediate chemical feedstock. In addition to nitrogen products, Arcadian manufactures a variety of phosphate products at one domestic plant for agricultural and industrial purposes. In 1995, Arcadian's sales were divided approximately 60% to agricultural customers and 40% to industrial customers. Arcadian's plants ship products to agricultural, industrial and export customers via barge, rail, truck and ship. The locations of Arcadian's plants are Point Lisas, Trinidad; Geismar, Louisiana; Augusta, Georgia; Lima, Ohio; Memphis, Tennessee; La Platte, Nebraska; Clinton, Iowa; and Wilmington, North Carolina. In March 1995, Arcadian indefinitely shut down production activities at its plant in Savannah, Georgia, and converted it to a product distribution facility. All of the plants, except for the Lima and Trinidad plants, were acquired in 1989 in connection with the formation of Arcadian. The Lima and Trinidad plants were acquired in 1993.

     Arcadian was created in 1989 with the acquisition of five previously separate nitrogen fertilizer businesses. From April 1992 to August 1995, Arcadian conducted substantially all of its operations through a master limited partnership, Arcadian Partners, L.P. ("Partners") and its subsidiaries (collectively "Partnership"). Arcadian created the Partnership and held a 2% general partner interest and a 43% limited partner interest; a 55% limited partner interest was represented by publicly traded preference units. Arcadian effectively acquired all of the preference units of Partners in August 1995 as part of a series of transactions referred to as the "Merger."

PRODUCT SALES

     The historical combined net sales of Arcadian's principal products for the periods indicated are set forth in the table below.

                                                            YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                                  1995                 1994                1993
                                            -----------------    -----------------    ---------------
                                                        % OF                 % OF               % OF
                                                        TOTAL                TOTAL              TOTAL
                                              NET        NET       NET        NET      NET       NET
                                             SALES      SALES     SALES      SALES    SALES     SALES
                                            --------    -----    --------    -----    ------    -----
                                                          (IN MILLIONS OF U.S. DOLLARS)
Ammonia.................................... $  341.7     27.0%   $  306.2     27.8%   $135.3     16.9%
Urea.......................................    371.5     29.3       276.6     25.1     198.7     24.7
Nitric Acid................................     30.3      2.4        25.5      2.3      12.5      1.6
Ammonium Nitrate...........................     77.6      6.1        87.7      8.0      69.1      8.6
Nitrogen Solutions.........................    317.6     25.1       273.9     24.9     269.1     33.5
Phosphate Products.........................     84.0      6.7        91.0      8.3      84.7     10.5
Other Products.............................     44.2      3.4        39.4      3.6      33.8      4.2
                                                                                      -------
                                                                                           -
                                              ------    -----      ------    -----              -----
     Total Net Sales....................... $1,266.9    100.0%   $1,100.3    100.0%   $803.2    100.0%
                                              ======    =====      ======    =====    ========  =====

MARKETING AND DISTRIBUTION

  Domestic

     Arcadian supplies customers in the major crop producing and fertilizer consuming areas of the United States from its domestic plants which are strategically located throughout the eastern half of the U.S., giving

Arcadian access to a strong, diversified crop base and lengthy fertilizer consuming seasons. Arcadian's domestic plants have ready access to major railroads, truck, barge or vessel transportation. At the Geismar plant, Arcadian also has one of the few U.S. deep-water direct vessel loading facilities in the industry, which provides it with ready access to the export market.

     The primary customers for fertilizer products are retail chain operators, dealers, distributors and other fertilizer producers. National farm retail chains and cooperatives have both distribution and application capabilities. Arcadian does not sell products directly to farmers.

     Arcadian distributes its products by barge, railcar and truck to its customers and through its strategically located storage terminals in high consumption areas. Arcadian leases or owns approximately 50 terminal facilities with an aggregate storage capacity of approximately 600,000 tons of product. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period. Arcadian operates approximately 1,300 railcars, including various types of specialty railcars necessary for transporting some of Arcadian's products.

  Trinidad

     Arcadian distributes products from the Trinidad plant to markets in Latin America, Europe and Africa in addition to the United States. Arcadian's distribution operations in Trinidad employ one long-term chartered ocean-going vessel and utilize spot charters as necessary for the transportation of ammonia. All bulk urea production is shipped through third-party carriers.

SEASONALITY AND VOLATILITY

     The markets for nitrogen and phosphate fertilizers are global commodity markets. These products generally have no proprietary distinction, and the markets for Arcadian's fertilizer products are both seasonal and volatile. The seasonality of Arcadian's business is primarily the result of the agricultural growing season, which imposes the need to build inventories for the annual peak periods of fertilizer application. The volatility of Arcadian's business is the result of a number of factors, including U.S. and foreign public sector policies (including international trade policies), the number of acres planted, weather patterns and conditions, the mix and yield of crops planted, disposable farm income, the level of imports and, as with other global markets, the relative value of the U.S. dollar. The most important factors for domestic markets are weather patterns and conditions (particularly during periods of high fertilizer application) and the agricultural and trade policies of the U.S. government. Among the governmental policies that influence the markets for fertilizer are those regulating or designed to influence the number of acres planted, the level of grain stocks, the mix of the crops planted and crop prices. Under current policy, which is intended to mitigate price and grain inventory volatility, the U.S. government influences the number of acres planted by removing acres from cultivation via subsidies to farmers based upon current grain stock inventories and expected yields.

     The effects of the seasonality of Arcadian's fertilizer sales are offset in part by the sale of approximately 40% of its production for industrial, rather than agricultural, purposes. The industrial market business cycles for Arcadian's products are generally independent of the agricultural cycles.

COMPETITION

     Although there has been extensive consolidation and privatization worldwide, substantial competition exists in the nitrogen fertilizer and chemical industries. Arcadian competes domestically with a broad range of companies in the production and sale of nitrogen fertilizer and chemical products, including subsidiaries of larger chemical companies, farm cooperatives, integrated energy companies and independent fertilizer companies. Because fertilizer is a commodity, competition takes place largely on the basis of price and deliverability. The relative cost of, and availability of transportation for, raw materials and finished products to manufacturing facilities and markets are important competitive factors. Some of Arcadian's principal competitors are more diversified and have greater financial resources than Arcadian.

     Arcadian also competes with foreign companies whose nitrogen products are imported into the United States. Although the number is diminishing, various foreign competitors receive subsidies from their governments. Some countries also have natural gas supplies that are surplus to domestic demand. This surplus natural gas may have a low alternative value and, when used as feedstock for the manufacture of ammonia and urea, can result in low-cost production. These low-cost products are being imported into the U.S. and compete with domestically manufactured nitrogen fertilizers, including those of Arcadian. In addition, other importers subsidized by their governments may import products into the U.S. for reasons not related to U.S. fertilizer market conditions, such as the need to obtain U.S. dollars for other purposes.

     Arcadian believes that its production capacities for each of its principal nitrogen products are among the one or two largest in the Western Hemisphere, and that its major domestic competitors are Farmland Industries, Inc., CF Industries, Inc., and Terra Industries Inc.

     Arcadian's domestic plants serve agricultural markets with a diversified crop base that spans a lengthy growing season. Arcadian's domestic manufacturing plants are strategically located in agricultural and industrial end-use markets in the Southeast, Midwest and Gulf Coast regions. Management believes that it is more economical to transport natural gas, the primary raw material in the production of nitrogen fertilizers and chemicals, to plants situated in the product markets than to transport such products over long distances. Several of Arcadian's domestic plants are located closer to their primary customers than are their competitors. Arcadian concentrates its marketing efforts on these nearby markets where lower transportation costs result in better margins. Arcadian believes that the number and geographic diversity of its plants provide competitive advantages in manufacturing, distribution, marketing, customer service and other areas when compared to competitors controlling only a few facilities.

RAW MATERIALS

     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of Arcadian's other nitrogen products. The purchase and transportation of natural gas accounts for approximately 40% of Arcadian's total domestic production cost. Arcadian's natural gas strategy is to purchase approximately one-third of its natural gas in the spot market or on short-term contracts, one-third of its natural gas pursuant to fixed-price or index-priced physical contracts, reserves in the ground or forward contracts which fix the price of future deliveries, and the remaining one-third of its natural gas in Trinidad using a pricing formula related to the market price of ammonia. Arcadian purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to Arcadian's facilities. Approximately 60% of Arcadian's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant. For a further description of Arcadian's natural gas hedging policy, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In addition to nitrogen products, Arcadian produces phosphate products at the Geismar plant for which supplies of phosphate rock and sulfur are necessary. Arcadian purchases phosphate rock from Morocco pursuant to an agreement with a Moroccan government-owned company, the current term of which expires on December 31, 1997, wherein prices are reset annually through negotiation. If no agreement on price is reached, either party may terminate the agreement. Changes in the agreement could affect the stability of the supply of the raw material and the profitability of Arcadian's phosphate products. Sulfur is purchased pursuant to a contract that may be cancelled by either party upon 180 days' notice prior to the end of any month. Both phosphate rock and sulfur are delivered to the Geismar plant via ship and barge.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA


     Refer to Note 8 of Notes to Consolidated Financial Statements included herein beginning on page F-15.

ENVIRONMENTAL AND SAFETY MATTERS

  General

     The production, distribution and storage of nitrogen and phosphate fertilizers and chemicals may result in environmental damage. In addition, the production of fertilizers and chemicals involves the use, handling and processing of materials that may be considered hazardous within the meaning of applicable environmental, health and safety laws. Arcadian believes that the procedures currently in effect at all of its facilities for the production, handling and transportation of all materials are consistent with industry standards and are in general compliance with applicable environmental, health and safety laws, the violation of which could have a material adverse effect on Arcadian.

     Arcadian's operations are subject to extensive and evolving federal, state and local and certain foreign laws and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. Permits are required for the operation of Arcadian's plants and related facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties also may have the right to pursue legal actions to enforce compliance. Future developments, such as stricter laws, regulations or enforcement policies thereunder, could significantly increase the cost to Arcadian with respect to the handling, manufacture, use, emission or disposal of substances or wastes by Arcadian. Moreover, some risk of environmental costs and liabilities is inherent in Arcadian's operations and products, as it is with other companies in the industry, and there can be no assurance that material costs and liabilities will not be incurred by Arcadian. Arcadian's capital expenditures on projects principally related to environmental control, remediation and compliance in 1995 were approximately $10 million, and Arcadian anticipates expenditures of approximately $8 million for similar projects during each of 1996 and 1997. Arcadian expects that its capital requirements for environmental projects may increase in the future due to increasingly stringent environmental regulations arising from current and future requirements of law.

     Arcadian has identified certain matters of environmental, health and safety concern, including the specific matters described below, which may require capital or other remedial expenditures. After considering the nature of these matters, the responses of various regulatory authorities to similar matters, the range of operating, engineering, environmental and other alternatives that might be available to address these matters, the likely ranges of related capital and operating expenditures, and the time periods over which such expenditures might be required, Arcadian does not believe that the expenditures related to such matters will have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that material liabilities or expenditures will not arise from these or additional environmental, health or safety matters that may be discovered or from future requirements of law.

     The federal Clean Air Act Amendments of 1990 ("CAA Amendments") provide for increased regulation of air emissions, including pollutants that may be considered toxic within the meaning of the statute, and set forth requirements for federal air emissions operating permits. In addition, several states, including Louisiana and North Carolina, have adopted or are in the process of adopting stricter controls on air emissions designated as toxic by those states, which in certain cases include ammonia. Arcadian has retained an environmental consulting firm to evaluate the applicability of the CAA Amendments' requirements to Arcadian's domestic plants. Based on the preliminary results of the study, Arcadian will be required to take certain actions to ensure compliance with the CAA Amendments and related applicable state laws. Due to the preliminary nature of the study and the uncertain and emerging nature of applicable regulations, however, Arcadian currently is not able to estimate the potential cost of such actions.

     In 1992, the United States Occupational Safety and Health Administration ("OSHA") issued a process safety management standard for the prevention of accidental releases of certain chemicals. The standard requires employers to develop and maintain written process safety information, perform an assessment of potential hazards, train and consult with employees, and investigate incidents with the potential to result in major workplace accidents. The standard provides for implementation of the program in various phases, with compliance deadlines extending through several years. Arcadian is taking actions to comply with the process safety management standard in accordance with the prescribed deadlines. Arcadian currently expects that the cost of compliance with the standard will not have a material adverse effect on Arcadian.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

     The plant sites on which Arcadian's production operations are located have been used for many years. Although Arcadian has utilized, and believes that its predecessors generally utilized, operating and disposal practices that Arcadian believes complied with industry standards at the time, federal and state laws relating to the remediation of historical disposal sites have become more stringent. As a result, to the extent that wastes may have been released or disposed of at its plant sites, Arcadian has in the past been, and may in the future be, required to remediate contaminated property or groundwater or remove previously disposed wastes and address related liabilities.

  Matters Related to Specific Facilities

     Arcadian's phosphate operations at the Geismar plant generate phospho-gypsum as a byproduct. The phospho-gypsum, which is placed in large stacks on site, is currently exempt from regulation as a hazardous waste under the Resource Conservation and Recovery Act ("RCRA"). The Environmental Protection Agency ("EPA") was considering a program under the Toxic Substances Control Act to address the generation and management of phospho-gypsum and is considering additional regulatory action under RCRA. Additional regulations may require Arcadian and others similarly situated to take compliance actions relating to the generation and management of phospho-gypsum. Due to the uncertain and emerging nature of such regulations, however, Arcadian currently is not able to estimate the potential cost of any such compliance actions.

     The Geismar plant is subject to federal and state wastewater discharge regulations and permits. Pursuant to the requirements of an EPA administrative order, Arcadian requested modifications to its federal and state wastewater discharge permits for a fluoride bleed stream. In 1993, the EPA issued a modified permit that allows Arcadian to continue operations at current levels. The Louisiana Department of Environmental Quality ("LDEQ") has administratively extended the state wastewater discharge permit on substantially the same terms as are contained in the federal permit. Arcadian does not expect to incur significant additional expenditures to comply with the modified permits.

     In 1994, the LDEQ issued an administrative order to Arcadian requiring the correction of certain alleged violations of state air pollution control regulations associated with the operations of the super-phosphoric acid facility at the Geismar plant. The order specifically requires corrective action as to certain state opacity requirements and the compliance with such requirements in the future through the installation of control and monitoring equipment and the adoption of certain operating procedures at the Geismar plant. Arcadian currently expects that corrective actions required by the LDEQ order will result in the expenditure of a total of approximately $3 million during 1996 and 1997.

     The EPA had recommended that certain environmental conditions at the site of Arcadian's terminal in Navassa, North Carolina, be reevaluated under amended EPA procedures with a view to the potential listing of the site on the National Priorities List under CERCLA and possible remediation. Based upon information obtained by Arcadian from the EPA, it appears that the EPA does not currently plan to list the site on the National Priorities List or require further site investigation at this time. There can be no assurance, however, that the EPA will not so list the site or require further investigation and possibly remediation of the site in the future. Further, in February 1996, the North Carolina Department of Environment, Health and Natural Resources notified the Company that the Navassa terminal site had been included on the state's Inactive Hazardous Waste Sites Priority List. Listed sites normally are subject to detailed assessment of the environmental condition of concern and the feasible remediation options. Arcadian nonetheless currently expects that the cost and liability, if any, associated with the Navassa terminal site will not have a material adverse effect on Arcadian.

     In 1991, after extensive environmental assessments, Arcadian installed a remediation system at the Memphis plant to address certain contaminants found in the groundwater. Although the system was installed voluntarily and had been in operation for over a year, the Tennessee Department of Environment and Conservation ("TDEC") in 1993 proposed to include the Memphis plant on the state's list of Inactive Hazardous Substance Sites. The Tennessee Solid Waste Disposal Control Board rejected a similar proposal made by the TDEC in 1989. Listed sites normally are subject to detailed assessment of the environmental condition of concern and the feasible remediation options, but that process may not be fully appropriate as to the Memphis plant in view of Arcadian's existing remediation system. Nevertheless, in 1994, Arcadian entered into a voluntary consent agreement and order with the TDEC providing for oversight and possible modification by the TDEC of Arcadian's current remedial action, including authority for requiring assessments of soils associated with Arcadian's wastewater treatment system. There can be no assurance that the Memphis plant will not be listed in the future, but in the event that it is listed, Arcadian expects that the compliance costs will not have a material adverse effect on Arcadian.

     In 1990, Arcadian implemented a voluntary program to assess groundwater quality at the Clinton plant due to the presence of nitrates in the groundwater. Arcadian provided the results of its investigation to the Iowa Department of Natural Resources ("IDNR"). Pursuant to negotiations with the IDNR, the Company will conduct further investigations and, if necessary, remediation. Further, the Clinton plant site is immediately adjacent to the Chemplex Superfund site at which groundwater remediation is currently being conducted. Certain volatile organic compounds associated with the Chemplex site have been detected in small amounts in the groundwater at the Clinton plant. Based on preliminary information, it is also possible that remediation activities at the Chemplex site could result in increased levels of nitrates in groundwater at the Clinton plant. Nonetheless, based on currently available information, Arcadian expects that the cost of the further assessment and any remediation of nitrates will not have a material adverse effect on Arcadian.

     The Lima plant discharges wastewater to the Ottawa River under a National Pollutant Discharge Elimination System permit issued by the Ohio Environmental Protection Agency ("OEPA"). When the permit was last renewed in 1989, the OEPA initially proposed to impose substantial limitations on certain substances present in the wastewater, based on concerns over the already impaired quality of the river water as a result of industrial or municipal discharges. The OEPA later agreed in an administrative settlement to a five-year permit for the Lima plant with discharge conditions that were more acceptable to the Lima plant's prior owner, BP Chemicals Inc. ("BPC"). The permit expired in 1994, but it has been administratively extended by the OEPA on substantially the same terms pending processing and approval of Arcadian's application for renewal. While Arcadian does not expect that substantial additional discharge restrictions will be imposed, the OEPA may again seek to impose a reduction in the permitted discharge levels. Such restrictions may require the installation of improved treatment technology, the cost of which will depend on the limitations ultimately imposed.

     Arcadian has applied to regulatory agencies for the transfer or issuance of various permits or authorizations that are material to the operation of the Lima plant. As a result of regulatory procedural delays, some of these permits and authorizations were not transferred or issued prior to the closing of Arcadian's acquisition of the Lima plant. Arcadian expects, however, that all such permits and authorizations for the Lima plant will be transferred or issued in due course.

     Under the Georgia Rules for Hazardous Site Response, owners of property where hazardous substances have or may have been released in excess of established threshold levels are required to give notice thereof to the Environmental Protection Division of the Georgia Department of Natural Resources ("GEPD"). The GEPD will evaluate the reported sites to determine whether they should be listed on the state's Hazardous

Site Inventory. In 1994, Arcadian, as to the now idle Savannah plant, and DSM Chemicals North America, Inc. ("DSM"), as the owner and lessor of the site of the Augusta plant, notified the GEPD of certain substances that may be present in reportable quantities at the respective sites. Based on such information, the GEPD has decided not to include either site on the state's Hazardous Site Inventory at this time. There can be no assurance that the GEPD will not include either or both sites on the Hazardous Site Inventory in the future. However, Arcadian does not expect the cost of any required remedial actions associated with such listing to have a material adverse effect on Arcadian.

     DSM, which conducts manufacturing operations immediately adjacent to the Augusta plant, is subject to certain corrective action requirements under its RCRA hazardous waste management permit. Pursuant to these requirements, the GEPD has identified a number of solid waste management units on DSM's property, including several on property leased from DSM by Arcadian, for assessment and potential remediation. Arcadian is contractually obligated to reimburse DSM for the costs of the assessment and remediation of conditions at solid waste management units at the Augusta plant which are attributable to past or present nitrogen production operations at the Augusta plant. In 1995, DSM submitted a draft remediation investigation work plan to the GEPD providing for the assessment of the solid waste management units identified by the GEPD at the Augusta complex. Due to the preliminary nature of the draft work plan and the fact that it must be approved by the GEPD prior to implementation, Arcadian is currently not able to accurately estimate the amount of costs that it will be required to reimburse to DSM. Based on currently available information, however, Arcadian does not expect that such costs will have a material adverse effect on Arcadian. Further, if Arcadian successfully completes its negotiations with DSM for the purchase of the leased land, the GEPD has informed Arcadian that it will require Arcadian either to enter into a consent order or accept a permit for the performance of the assessment and remediation actions for which Arcadian is currently required to reimburse DSM.

     The Parliament of Trinidad and Tobago is considering legislation providing for the increased regulation of environmental matters. Due to the uncertain and emerging nature of this legislation and the regulations to be issued thereunder, Arcadian is not currently able to accurately predict the impact that such legislation and associated regulations may have on its operations in Trinidad. However, Arcadian does not currently expect that such legislation or regulations will have a material adverse effect on Arcadian.

EMPLOYEES


     Number of employees at December 31, 1995: 1,293

ITEM 2. PROPERTIES

  Facilities

     Arcadian manufactures nitrogen products at eight plants, of which seven are located in the United States and one is located in Trinidad. The following table sets forth the plant locations and production capabilities:

                 PLANT LOCATIONS                            PRODUCTS PRODUCED
    ------------------------------------------   ----------------------------------------
    Domestic:
      Augusta, Georgia........................   Ammonia, urea, nitric acid, ammonium
                                                 nitrate, and nitrogen solutions

      Clinton, Iowa...........................   Ammonia, urea, nitric acid, ammonium
                                                 nitrate, and nitrogen solutions

      Geismar, Louisiana......................   Ammonia, urea, nitric acid, ammonium
                                                 nitrate, nitrogen solutions, phosphoric
                                                 acid, super-phosphoric acid, phosphate
                                                 solutions, and sulfuric acid

      LaPlatte, Nebraska......................   Ammonia, urea, nitric acid, ammonium
                                                 nitrate, and nitrogen solutions

      Lima, Ohio..............................   Ammonia, urea, nitric acid, and nitrogen
                                                 solutions

      Memphis, Tennessee......................   Ammonia and urea

      Wilmington, North Carolina..............   Nitric acid and nitrogen solutions
    Foreign:
      Point Lisas, Trinidad...................   Ammonia and urea

     Arcadian leases or owns terminal facilities at approximately 50 locations throughout the southern, southwestern, midwestern and eastern United States principally for the storage of nitrogen solutions. Arcadian also leases office space for its corporate headquarters.

  Service Agreements

     The Geismar plant is integrated with a larger chemical manufacturing complex owned by Allied-Signal, Inc. ("Allied"). Under the Geismar Services Agreement, Arcadian and Allied provide certain support services to each other, including the provision of utilities, the discharge of wastewater, security and emergency services, and other essential services. Management believes that most of the services that Arcadian requires are available from other sources, if necessary. However, the termination of, or the need to replace, certain of the services provided (such as steam, well water supply and dock services) could, in the aggregate, involve potentially significant capital expenditures, increased operating costs and disruptions to the operations of the Geismar plant.

     BPC operates the Lima plant on Arcadian's behalf under an operating agreement expiring in May 1996 but automatically renewable thereafter on an annual basis. Arcadian's payments to BPC under the operating agreement generally are intended to approximate BPC's previous cost of operating the Lima plant and are made through the reimbursement of expenses incurred by BPC in providing such operating services. In addition, due to the mutual interdependence of the Lima plant and BPC's operations, Arcadian and BPC have agreed to provide each other with certain manufacturing support services at cost pursuant to a contract extending for as long as the plants continue to operate and either party is required to provide support services thereunder.

     Arcadian uses contract labor personnel provided by Augusta Service Company, Inc., which is owned 50% by Arcadian and 50% by DSM, to provide purchasing, stores and spare parts management, maintenance, repair and shipping services for the Augusta plant.

ITEM 3. LEGAL PROCEEDINGS

  Port Authority of New York and New Jersey

     On March 15, 1996, Arcadian was notified that it, two other nitrogen producers, and up to 30 unidentified parties have been named as defendants in a lawsuit filed by the Port Authority of New York and New Jersey ("Port Authority") in a New Jersey state court. The Port Authority is seeking to recover damages allegedly incurred as a result of the explosion at the World Trade Center in New York City on February 26, 1993. The Port Authority alleges in its complaint that the two other named defendants and one or more unidentified parties (as manufacturers of ammonium nitrate), Arcadian and one or more unidentified parties (as producers of urea), and one or more unidentified makers of nitric acid are liable under various tort theories for unspecified property damages, business interruption losses, lost rent and other damages allegedly incurred by the Port Authority as a result of the World Trade Center explosion. While Arcadian is unaware of any basis for liability, it is evaluating the lawsuit and intends to respond to the complaint in a timely manner and to vigorously defend against the Port Authority's allegations.

  Lake Charles

     In connection with a 1992 incident at its Lake Charles plant, Arcadian is contesting penalties proposed by OSHA totaling $4 million. The OSHA legal proceeding to date has generally been favorable to Arcadian. While management and legal counsel believe that any civil penalty ultimately paid by Arcadian will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. Arcadian also is defending civil litigation relating to the Lake Charles incident which include personal injury, property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to Arcadian upon the resolution of these matters.

  Southern and AGL

     Arcadian is involved in various proceedings that stem from its request that the Federal Energy Regulatory Commission ("FERC") require Southern Natural Gas Company ("Southern") to transport natural gas directly to the Augusta plant. As required by a FERC order issued in 1992, Southern constructed the necessary interconnection facilities and commenced the requested transportation service. A subsequent FERC order issued in 1994 approved a settlement between Arcadian and Southern in which Southern agreed, among other things, to construct the facilities and provide the service. Atlanta Gas Light Company ("AGL"), the local distribution company that previously served the Augusta plant, has filed requests for rehearing of the FERC's orders with the FERC and has filed petitions for review of the FERC's orders with federal appellate courts, which remain pending. AGL also sought and obtained rulings from the Georgia Public Service Commission with respect to Southern's gas service to the Augusta plant, but the federal district court in Atlanta invalidated those rulings and no appeals have been taken.


  Recent Development -- DOJ Investigations



     In 1993, Arcadian learned that the Antitrust Division of the Department of Justice (the "DOJ") had initiated a grand-jury investigation of pricing practices in the explosives industry. In response to a subpoena issued in that investigation, Arcadian produced to the DOJ in 1994 and 1995 documents concerning ammonium nitrate sold to explosives manufacturers. In late 1996 and early 1997, Arcadian learned that the DOJ had begun contacting current and former Arcadian employees seeking information concerning pricing practices in the ammonium-nitrate industry, including pricing practices of Arcadian. Arcadian currently has limited information concerning the DOJ's investigations and, thus, is unable to predict their outcomes as to

Arcadian. However, Arcadian believes that neither it nor its employees have violated the antitrust laws and the DOJ's investigations are unlikely to result in a material adverse effect on Arcadian.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Arcadian Corporation commenced trading on August 4,
1995.

MARKET PRICE OF COMMON STOCK

                                     1995                                    HIGH     LOW
    -----------------------------------------------------------------------  ----     ---
    3rd Quarter............................................................  21 1/2   16 3/4
    4th Quarter............................................................  24 1/8   18 3/8

CASH DIVIDEND PER COMMON SHARE

                                        1995
    -----------------------------------------------------------------------------
    3rd Quarter..................................................................     --
    4th Quarter..................................................................  $0.05

     The Common Stock, par value $.01 per share, of Arcadian ("Common Stock") is traded on the New York Stock Exchange under the symbol "ACA." At March 26, 1996, there were approximately 337 holders of record of Common Stock.

     On February 27, 1996, Arcadian announced that its Board of Directors had authorized Arcadian to implement a stock repurchase program for its Mandatorily Convertible Preferred Stock, Series A, par value $.01 per share ("Preferred Stock"). The Board of Directors has authorized Arcadian to spend up to $50 million in making open market purchases of the Preferred Stock from time to time as management deems appropriate.

     On February 27, 1996, Arcadian also announced that its Board of Directors intends to submit a proposed charter amendment for approval at Arcadian's 1996 Annual Meeting of Stockholders ("Meeting") to be held on May 16, 1996. The proposal would permit the holders of Preferred Stock to voluntarily convert their shares into Common Stock during a period beginning after the Meeting and ending on August 16, 1996. Subject to stockholder approval, the holders of Preferred Stock would be entitled to convert their shares into Common Stock on a share-for-share basis, subject to a value limitation of $22.475 per share. The proposal will be described in detail in Arcadian's proxy solicitation materials for the Meeting.

ITEM 6. SELECTED FINANCIAL DATA


                                                          YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------
                                  1995             1994             1993             1992            1991
                               -----------      -----------      -----------      -----------     -----------
                                             (IN THOUSANDS EXCEPT SHARES AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales..................  $ 1,266,887      $ 1,100,301      $   803,167      $   593,440     $   573,342
  Operating income...........      292,341          117,272           62,041           70,543          66,382
  Non-controlling interest in
    earnings of
    partnership..............      (82,270)         (43,971)         (18,963)          (9,927)             --
  Net income.................       88,250            9,993(b)         2,481            4,481(c)       22,183(d)
  Net income (loss)
    applicable to common
    shares...................       80,227            8,843           (3,082)          (1,067)         17,479
  Net income (loss) per
    common share.............         3.08             0.55            (0.24)           (0.07)           1.15
  Weighted average common and
    common equivalent shares
    outstanding..............   28,676,102       16,148,586       12,915,906       15,693,048      15,255,777
BALANCE SHEET DATA:
  Property, plant, and
    equipment, net...........  $   606,410      $   614,197      $   630,451      $   336,654     $   356,018
  Total assets...............    1,270,654        1,118,549        1,104,370          603,966         545,446
  Total debt (including
    current portion).........      540,000          636,886          615,028          237,012         461,272
  Net debt(a)................      286,812          535,855          483,930          177,721         456,421
  Non-controlling interest...           --          279,518          271,297          288,084              --
  Stockholders' equity
    (deficit)................      436,419          (52,699)         (57,626)         (45,837)        (15,492)
OTHER DATA:
  Depreciation and
    amortization.............  $    66,647      $    61,630      $    52,547      $    38,660     $    37,840
  Cash dividends per common
    share....................         1.72             0.33             0.42             0.32              --


---------------

(a) Net debt consists of total debt less cash and cash equivalents, short-term investments, and restricted cash in reserve accounts which are for the benefit of debtholders.


(b) Includes a $16 million charge taken on the indefinite shutdown of the Savannah plant and a $15 million loss on the disposition of available-for-sale securities.



(c) Includes a $15 million charge taken on closure of the Lake Charles plant and an extraordinary gain of $11 million on utilization of prior years' net operating losses.



(d) Includes an extraordinary gain of $22 million on early extinguishment of debt and utilization of prior years' net operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     From April 1992 to August 1995, Arcadian Corporation ("Corporation") conducted substantially all of its operations through a master limited partnership, Arcadian Partners, L.P. ("Partners") and its subsidiaries (collectively "Partnership"). The Corporation created the Partnership and held a 2% general partner interest as well as a 43% limited partner interest; a 55% limited partner interest ("Non-Controlling Interest") was represented by publicly traded preference units. As more fully described in Note 2 to the Consolidated Financial Statements, the Corporation, in August 1995, effectively acquired all of the preference units of Partners as part of a series of transactions referred to as the "Merger". For all periods presented, Partners and its subsidiaries along with other less significant subsidiaries of the Corporation, have been consolidated with the Corporation and are collectively referred to herein as "Arcadian". Subsequent to the Merger, therefore, results of operations of Arcadian were not reduced by the portion of Partnership income allocable to the Non-Controlling Interest. The non-cash portion of the Merger consideration consisted of the Corporation's newly issued Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock"). The Preferred Stock is considered to be a common stock equivalent (if dilutive) due to its conversion feature.

RESULTS OF OPERATIONS

  1995 Compared to 1994

     In 1995, Arcadian generated net income of $88 million, net income applicable to common shares of $80 million and net income per common share of $3.08, compared to 1994 net income of $10 million, net income applicable to common shares of $9 million, and net income per common share of $0.55. Operating income increased in 1995 to $292 million from $117 million in 1994.

     Net sales increased from 1994 to 1995 by $167 million or 15%, of which 17% was related to increased product selling prices, offset by 2% lower sales volumes. The higher product selling prices were the result of a strong worldwide demand for ammonia and urea and strengthening domestic demand for nitrogen solutions. Arcadian experienced increased selling prices in 1995 for all of its major products and, although sales volume of ammonia declined from the prior year, Arcadian experienced increased sales volume in 1995 for urea and relatively stable sales volumes for its other major products.

     Gross profit increased from 1994 to 1995 by $173 million. Gross profit as a percentage of net sales increased from 17% in 1994 to 28% in 1995. The improvement in gross profit was primarily a result of increases in selling prices combined with lower natural gas costs. The per unit natural gas cost included in cost of sales decreased approximately 10% from 1994 to 1995.

     Selling, general and administrative expenses increased by $13 million from 1994 to 1995. The increase in expense reflects primarily a $10 million increase in profit sharing and stock appreciation rights. However, as a percentage of net sales, selling, general and administrative expenses remained constant with 1994 at 5%.

     Interest expense increased from 1994 to 1995 by $1 million comprised of approximately $3 million in increased expense from costs associated with the September 1995 redemption of Exchange Debentures, offset by approximately $2 million in reduced expense from significantly lower levels of revolving credit facility borrowings. Interest income of $13 million in 1995 reflects an increase of $3 million over 1994, primarily from increased levels of invested funds earning interest. Significantly improved results on investment transactions in 1995 reflect Arcadian's current more-conservative investment policy.

     Partnership income in 1995, prior to the August 1995 Merger, was $150 million and was $80 million for the full year of 1994. Non-Controlling Interest reflects the preference unitholders' 55% interest in Partnership income prior to the Merger.

     The increase in income tax provision from the prior year reflects higher 1995 taxable earnings and the increase in the Partnership's income allocable to the Corporation as a result of the Merger.

  1994 Compared to 1993

     In 1994, Arcadian generated net income of $10 million, net income applicable to common shares of $9 million, and net income per common share of $0.55, compared to 1993 net income of $2 million, net loss applicable to common shares of ($3) million, and net loss per common share of ($0.24). Operating income increased in 1994 to $117 million from $62 million in 1993.

     Net sales increased from 1993 to 1994 by $297 million or 37%, of which 15% was related to increased sales volumes and 22% was related to increased selling prices. The increase in sales volumes primarily reflects (1) strong agricultural demand combined with improved industrial demand in 1994 and (2) the benefit for a full year in 1994 of the March 1993 Trinidad and the May 1993 Lima acquisitions. Arcadian experienced increased selling prices in 1994 for all of its major products, although sales volume of nitrogen solutions declined from the prior year. Excluding Trinidad and Lima sales from both years, the increase attributable to sales volumes would have been approximately 5%, while the increase from sales prices would have been 17%.

     Gross profit increased from 1993 to 1994 by $85 million. Gross profit as a percentage of net sales increased from 12% in 1993 to 17% in 1994. The improvement in gross profit was primarily a result of increases in selling prices which were partially offset by higher gas costs. The per unit natural gas cost included in cost of sales increased approximately 10% from 1993 to 1994 which included the results of financial forward positions. In addition to the natural gas costs above, results for 1994 include approximately $12 million in unrealized losses on gas contracts which do not qualify for deferral under generally accepted accounting principles, compared to unrealized losses on similar gas contracts in 1993 of $3 million.

     Selling, general and administrative expenses increased by $15 million from 1993 to 1994. The increase in expense reflects primarily $4 million in higher distribution costs from increased sales, $6 million of profit sharing expense (compared to none in 1993), and increased costs related to the Trinidad and Lima acquisitions. However, as a percentage of net sales, selling, general and administrative expenses remained constant with 1993 at 5%.

     Operating income in 1994 was adversely impacted by the approximately $16 million charge for the indefinite shutdown of the Savannah plant. Approximately $13 million of the charge relates to the impairment of asset value as a result of the decision to shut down the plant. See Note 4 to the Consolidated Financial Statements.

     Interest expense increased from 1993 to 1994 by $15 million primarily due to interest expense for a full year for financing of the Trinidad and Lima acquisitions and the March 1994 exchange by Arcadian of $34 million aggregate principal amount of its Exchange Debentures for all outstanding shares of its $160 Cumulative Exchangeable Preferred Stock, Series B ("Series B Preferred Stock"). Interest income of $10 million in 1994 reflects an increase of $4 million over 1993, primarily from increases in invested funds and realized yield. During 1994, Arcadian recognized a $15 million loss on the sale of marketable securities.

     Other income (expense) includes the net effect from the sale of Arcadian's Triazone Division (income of $4 million), offset by the write-off of its investment in an exploratory coal-bed methane gas project (expense of $4 million). In 1993, other income (expense) included income of $4 million for insurance recoveries related to the 1992 failure of the Lake Charles plant.

     Partnership income was $80 million and $27 million in 1994 and 1993, respectively. Non-Controlling Interest reflects the preference unitholders' 55% interest in Partnership income plus in 1993 approximately $9 million of special income allocation required by the partnership agreement.

     The income tax benefit in 1994 reflects primarily the impact on deferred taxes of a change in the Trinidad statutory income tax rate from 45% to 38% and the utilization of net operating losses ("NOLs") and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities


     Net cash provided by operating activities totaled $326 million, $117 million and $45 million for the years ended December 31, 1995, 1994 and 1993, respectively. Working capital, net of restricted reserve accounts, was $270 million, and $200 million as of December 31, 1995, and 1994, respectively, and restricted reserves for the First Mortgage Notes and Senior Notes at those dates totaled $50 million and $36 million, respectively.


  Investing Activities


     Net cash used for investing activities was $237 million, $45 million and $379 million for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995, such activities included capital expenditures of $53 million, rotational plant maintenance costs of $8 million and the cash portion of the Merger Consideration of $214 million. During 1994, such activities included capital expenditures of $59 million and rotational plant maintenance costs of $18 million. During 1993, such activities included the Trinidad and Lima acquisitions (net of acquired cash) of $215 million, other capital expenditures of $41 million, and rotational plant maintenance costs of $18 million. The restricted reserve for distributions on preference units of $36 million at December 31, 1994 was released in 1995 as a result of the Merger.


     The current projected total amount of capital expenditures for 1996 is approximately $61 million. Of the projected 1996 amount, environmental expenditures are expected to account for approximately $8 million. The current projected amount of rotational plant maintenance costs for 1996 is approximately $17 million.

  Financing Activities


     Net cash provided by (used for) financing activities was $62 million, ($52) million and $316 million for the years ended December 31, 1995, 1994 and 1993, respectively. The 1995 amount includes proceeds from the issuance of common stock of $233 million. The 1993 amount included the proceeds of the Senior Notes financing used primarily to fund the Trinidad and Lima acquisitions.


     In 1995, Arcadian secured a new $100 million revolving credit facility from a commercial bank. Arcadian will use the revolving credit facility to provide working capital and to provide $33 million in letters of credit committed to secure its obligations to the lessor under an operating lease of an ammonia plant currently under construction on the Trinidad plant site. At December 31, 1995, there was no outstanding balance on the revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $35 million, was $65 million. The revolving credit facility matures in 1998 but can be extended annually for one-year periods at the option of the bank. For information regarding the significant covenant restrictions imposed by Arcadian's debt agreements, see Note 5 to Consolidated Financial Statements.

     In 1994, the Corporation issued approximately $34 million aggregate principal amount of Exchange Debentures in exchange for all outstanding shares of Series B Preferred Stock. In 1995, Arcadian redeemed the Exchange Debentures at a price equal to 108% of the approximately $34 million principal amount. The redemption resulted in the write-off of unamortized financing fees and discount totaling approximately $1 million.

     The Corporation paid cash dividends on the Common Stock of approximately $26 million, $5 million and $5 million ($1.72, $0.33 and $0.42 per share) in 1995, 1994 and 1993, respectively.

     The Corporation paid cash distributions on the AAC Warrants of approximately $2 million in 1995 and $1 million in 1994, respectively.

     The Corporation paid cash dividends in 1995 on the Preferred Stock of approximately $3 million ($.2127 per share). The annual dividend on the Preferred Stock is $1.4725 per share. The initial dividend on the Preferred Stock of $.2127 per share was prorated based on the 52-day period from August 9, 1995, the date of issuance of Preferred Stock, through September 30, 1995.

     In 1995 (prior to the Merger), 1994 and 1993, the Partnership made cash distributions totaling $31 million, $36 million and $36 million to the preference unitholders.

     Management believes that its present working capital position, combined with projected cash flow from operations and available borrowing capacity, will be sufficient to meet Arcadian's 1996 anticipated cash requirements for operating needs, projected capital expenditures, and dividend requirements on the Preferred Stock.

     From 1996 through 2000, Arcadian's principal long-term liquidity requirements will focus on maturities of long-term debt. Excluding the revolving credit facility, maturities of long-term debt will total $15 million, $15 million, $15 million, $18 million and $18 million in 1996, 1997, 1998, 1999 and 2000, respectively. Cash from operations is expected to be sufficient for the payment of all such maturities of long-term debt.

  Operating Lease Commitment

     In June 1995, Arcadian entered into a lease agreement with an unaffiliated entity ("Lessor") with respect to an ammonia plant currently under construction at the Trinidad plant site. Upon completion of construction, the Lessor will lease the plant to a subsidiary of Arcadian. The annual lease payments are expected to be approximately $6 million. The initial five-year lease term is renewable for an additional five-year term, subject to certain conditions. If the lease is not renewed or is otherwise terminated, a subsidiary of Arcadian may be required to make a residual termination payment equal to 85% of the estimated $75 million total cost of the project. A subsidiary of Arcadian has provided $33 million in letters of credit to secure its obligations to the Lessor. The Corporation has an option to purchase the plant during the term of the lease for a price approximating its fair market value at the date of exercise. The plant is expected to be operational in the second quarter of 1996.

  Risk Management


     Natural gas is the primary raw material used for the production of ammonia and, as a result, virtually all of Arcadian's other nitrogen products. The purchase and transportation of natural gas accounts for approximately 40% of Arcadian's total domestic production cost. Arcadian's natural gas strategy is to purchase approximately one-third of its natural gas in the spot market or on short-term contracts, one-third of its natural gas pursuant to fixed-price or index-priced physical contracts, reserves in the ground or forward contracts which fix the price of future deliveries, and the remaining one-third of its natural gas in Trinidad using a pricing formula related to the market price of ammonia. Arcadian purchases nearly all its natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pays the pipeline company and, where applicable, the local distribution company to transport the natural gas to Arcadian's facilities. Approximately 60% of Arcadian's domestic consumption of natural gas is delivered pursuant to firm transportation contracts which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.



     As noted above, Arcadian employs derivative instruments related to a portion of its natural gas requirements (primarily futures, swaps and options) for the purpose of establishing its cost of natural gas. These activities relate to both committed and anticipated transactions extending into 1997. In accordance with generally accepted accounting principles, hedging gains and losses on derivative instruments may be deferred if a high correlation exists that the derivative instruments substantially offset the price exposure of the identifiable asset to be hedged (natural gas). Decreases in natural gas spot prices generally result in unrealized deferred losses on derivative instruments which offset the benefit of lower spot prices; and increases in natural gas spot prices generally result in unrealized deferred gains on derivative instruments which offset the detriment of higher spot prices. Margin deposits related to derivatives, which are classified as inventory in the balance sheet, decreased by $19 million from the prior year to $5 million at December 31, 1995.


     A substantial portion of Arcadian's Trinidad transactions, including long-term natural gas purchase contracts and contracts for the sale of products, are denominated in U.S. dollars and, therefore, the risk to Arcadian as a result of fluctuations in the Trinidad currency is limited. Foreign currency translation gains and losses recognized by Arcadian during 1995, 1994 and 1993 were immaterial. The terms of the gas contracts with the Trinidad government include: prices which vary with market prices for ammonia, escalating floor prices, and minimum purchase quantities. The ammonia market price attributes under the Trinidad gas contracts offer Arcadian a degree of profit protection.

     Arcadian's cash investment policy objectives focus on the preservation of the original investment by purchasing investment-grade securities, earning a return in excess of that provided by U.S. Treasury instruments, and ensuring that investment periods are commensurate with the time frames in which funds are available. The anticipated impact of the policy involves lower expected interest income on the securities held, combined with less risk of volatility in the underlying value of the original investment.

  Contingencies

     In connection with a 1992 incident at its Lake Charles plant, Arcadian is contesting penalties proposed by the United States Occupational Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to Arcadian. While management and legal counsel believe that any civil penalty ultimately paid by Arcadian will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. Arcadian also is defending civil litigation relating to the Lake Charles incident which include personal injury, property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to Arcadian upon the resolution of these matters.

     Arcadian's operations are subject to extensive and evolving federal, state and local and certain foreign laws and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. Arcadian believes that the procedures currently in effect at all of its facilities for the production, handling and transportation of all materials are consistent with industry standards and are in general compliance with applicable environmental, health and safety laws, the violation of which could have a material adverse effect on Arcadian. Inspection and monitoring of Arcadian's facilities has at times resulted, and may result in the future, in the determination of the need for additional compliance activities, environmental remediation or other modifications. Arcadian's capital expenditures on projects principally related to environmental control, remediation and compliance in 1995 were approximately $10 million. Capital expenditures for similar projects in 1996, 1997 and 1998 are expected to range from approximately $4 million to approximately $8 million each year. Future developments, such as stricter laws, regulations or enforcement policies thereunder, could significantly increase the cost to Arcadian with respect to the handling, manufacture, use, emission or disposal of substances or wastes by Arcadian. Further, there can be no assurance that material liabilities or expenditures will not arise from environmental, health and safety matters that may be discovered or from future requirements of law.

  Accounting Pronouncements

     In 1995, the Financial Accounting Standards Board issued Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation". Both Statements are effective in 1996, and neither is currently expected to have a significant effect on the financial statements of Arcadian.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The required financial statements and supplementary data are included herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Refer to pages 3-6 of Arcadian's definitive Proxy Statement dated March 29, 1996, relating to the Meeting ("Proxy Statement"), which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Refer to pages 7-11 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to pages 13-14 of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refer to page 5 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements


             The required financial statements are included herein beginning on page F-1.


          2. Financial Statement Schedules

             All schedules for which provision is made in Regulation S-X of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted from this report.

          3. Exhibits

             The exhibits listed in the Exhibit Index below are filed as part of this report:

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
----------                               ----------------------
   3.1     -- Restated Certificate of Incorporation of Arcadian Corporation, as amended
              (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on
              Form S-4 (Registration No. 33-90290) relating to Arcadian Corporation's offering of Preferred Stock ("Preferred Stock Registration Statement") and
              Exhibit 3.2 to Arcadian Corporation's Current Report on Form 8-K for the
              reported event dated August 9, 1995 ("Arcadian Corporation 08/09/95 Current
              Report")).

   3.2     -- Certificate of Designation relating to the Mandatorily Convertible Preferred
              Stock, Series A (incorporated herein by reference to Exhibit 3.2 to the Arcadian
              Corporation 08/09/95 Current Report).

   3.3*    -- Amended and Restated Bylaws of Arcadian Corporation dated February 12, 1996.

   4.1     -- Indenture dated May 11, 1993, among Arcadian Partners, L.P., Arcadian Partners
              Finance Corporation, and IBJ Schroder Bank & Trust Company, as Trustee, with respect to Arcadian Partners, L.P.'s and Arcadian Partners Finance
              Corporation's Series A and B Senior Notes due 2005 (incorporated herein by reference to Exhibit 4.2 to Arcadian Partners, L.P.'s Current Report on Form
              8-K for the reported event dated May 11, 1993 ("Arcadian Partners 05/11/93
              Current Report")).

   4.2*    -- Note Agreement dated as of April 23, 1992, between Arcadian Fertilizer, L.P., and the purchasers of the First Mortgage Notes named therein (form), as amended by
              (1) the letter agreement dated as of September 7, 1993, between Arcadian
              Fertilizer, L.P., and the holders of the First Mortgage Notes (form), (2) the letter agreement dated as of April 8, 1994, between Arcadian Fertilizer, L.P., and the holders of the First Mortgage Notes (form), (3) the letter agreement dated as of June 26, 1995, between Arcadian Fertilizer, L.P., and the holders of the First Mortgage Notes (form) ("Third Amendment"), and (4) the letter agreement dated as of July 24, 1995, between Arcadian Fertilizer, L.P., and the holders of the First Mortgage Notes (form) ("Fourth Amendment") (incorporated herein by reference to Exhibit 10.34 to the Registration Statement on Form S-1
              (Registration No. 33-45828) relating to Arcadian Partners, L.P.'s offering of
              Preference Units ("Preference Units Registration Statement"), Exhibit 10.27 to
              Arcadian Corporation's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1993, and Exhibit 4.3 to the Preferred Stock Registration
              Statement, except for the Third Amendment and the Fourth Amendment which are filed herewith).

   4.3     -- Revolving Credit Agreement dated as of June 29, 1995, among Arcadian
              Fertilizer, L.P., the banks parties thereto, and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Agent
              (incorporated herein by reference to Exhibit 4.4 to the Preferred Stock
              Registration Statement).

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
---------- ----------------------------------------------------------------------------------
   4.4     -- Registration Rights Agreement dated as of December 22, 1989, among Arcadian
              Corporation and certain holders of Common Stock (form) (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-1
              (Registration No. 33-34357) relating to Arcadian Corporation's offering of
              Common Stock ("Common Stock Registration Statement")).

   4.5     -- Warrant Issuance Agreement dated as of May 31, 1989, between Arcadian
              Corporation and AAC Holdings, Inc., on behalf of the holders of AAC Warrants
              (incorporated herein by reference to Exhibit 10.29 to the Common Stock
              Registration Statement).

   4.6*    -- Warrant Agreement dated as of December 22, 1989, between Arcadian Corporation and Chemical Bank, as Warrant Agent, relating to the B Warrants, as supplemented by (1) the First Supplemental Agreement dated as of April 10, 1992, among
              Arcadian Fertilizer, L.P., Arcadian Corporation and Chemical Bank, as Warrant
              Agent, and (2) the letter agreement dated as of January 31, 1996, among
              Arcadian Corporation, Society National Bank, as successor Warrant Agent, and
              Chemical Bank, as removed Warrant Agent ("Second Supplement") (incorporated herein by reference to Exhibit 10.31 to the Common Stock Registration Statement
              and Exhibit 10.31 to the Preference Units Registration Statement, except for the Second Supplement which is filed herewith).

  10.1*    -- Amended and Restated Agreement of Limited Partnership of Arcadian Partners,
              L.P., dated as of March 5, 1996 ("Partners Partnership Agreement"), and the
              related Certificate of Limited Partnership of Arcadian Partners, L.P., filed with the Secretary of State of the State of Delaware on February 10, 1992
              (incorporated herein by reference to Exhibit 3.2 to the Preference Units
              Registration Statement, except for the Partners Partnership Agreement which is filed herewith).

  10.2     -- Agreement of Limited Partnership of Arcadian Fertilizer, L.P., dated as of
              March 3, 1992 (form), and the related Certificate of Limited Partnership of
              Arcadian Fertilizer, L.P., filed with the Secretary of State of the State of
              Delaware on March 3, 1992 (incorporated herein by reference to Exhibits 10.32 and 10.33 to the Preference Units Registration Statement).

  10.3     -- Geismar Complex Services Agreement dated June 4, 1984, between Allied
              Corporation and Arcadian Corporation (incorporated herein by reference to Exhibit
              10.4 to the Common Stock Registration Statement).

  10.4     -- Agreement of Lease and Option to Purchase dated as of November 1, 1986, between
              Nipro, Inc. and CNC Corp. (subsequently named Columbia Nitrogen Corporation), as amended by the letter agreement dated as of November 1, 1986, between the parties (incorporated herein by reference to Exhibit 10.18 to the Preference
              Units Registration Statement).

  10.5*    -- Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and Arcadian
              Ohio, L.P., as amended by the First Amendment to the Operating Agreement dated as of November 20, 1995, between BP Chemicals Inc. and Arcadian Ohio, L.P. ("First
              Amendment") (incorporated herein by reference to Exhibit 10.2 to the Arcadian
              Partners 05/11/93 Current Report, except for the First Amendment which is filed herewith).

  10.6     -- Manufacturing Support Agreement dated May 11, 1993, between BP Chemicals Inc.
              and Arcadian Ohio, L.P. (incorporated herein by reference to Exhibit 10.3 to the
              Arcadian Partners 05/11/93 Current Report).

  10.7     -- Agreement for Lease dated as of June 29, 1995, between Trinidad Ammonia
              Company, Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated herein by reference to Exhibit 10.21 to the Preferred Stock Registration Statement).

  10.8     -- Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia Company,
              Limited Partnership, and Arcadian Fertilizer, L.P. (incorporated herein by reference to Exhibit 10.22 to the Preferred Stock Registration Statement).

 EXHIBIT
  NUMBER                                 DESCRIPTION OF EXHIBIT
---------- ----------------------------------------------------------------------------------

  10.9     -- Purchase Option Agreement dated as of June 29, 1995, between Trinidad Ammonia
              Company, Limited Partnership, and Arcadian Corporation (incorporated herein by reference to Exhibit 10.23 to the Preferred Stock Registration Statement).

  10.10*   -- Indemnity Agreement between Arcadian Corporation and its directors and officers
                 (form).

  10.11    -- Arcadian Corporation Stock Option Plan dated April 23, 1990, as amended by (1)
              the First Amendment to the Arcadian Corporation Stock Option Plan dated November
              2, 1990, (2) the Second Amendment to the Arcadian Corporation Stock Option Plan
              dated April 30, 1991, (3) the Third Amendment to the Arcadian Corporation Stock
              Option Plan dated April 27, 1993, and (4) the Fourth Amendment to the Arcadian
              Corporation Stock Option Plan dated April 26, 1994 (incorporated herein by reference to Exhibits 28.1, 28.2 and 28.3 to the Registration Statement on Form
              S-8 (Registration No. 33-40323) relating to Arcadian Corporation's offering of
              Common Stock upon the exercise of options granted pursuant to the Stock Option
              Plan, Exhibit 10.19 to Post-Effective Amendment No. 1 to the Registration
              Statement on Form S-1 (Registration No. 33-51252) relating to Arcadian
              Corporation's offering of Common Stock upon the exercise of A Warrants and B
              Warrants, and Exhibit 10.14 to the Preferred Stock Registration Statement).

  10.12    -- Arcadian Corporation Stock Appreciation Rights Plan dated January 26, 1993, as amended by the First Amendment to the Arcadian Corporation Stock Appreciation
              Rights Plan dated October 25, 1994 (incorporated herein by reference to Exhibit
              10.27 to Arcadian Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993, and Exhibit 10.15 to the Preferred Stock
              Registration Statement).

  10.13    -- Arcadian Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Preferred Stock Registration
              Statement.)

  10.14*   -- Arcadian Corporation Restricted Stock Plan dated March 26, 1996.

  11*      -- Computation of Net Income (Loss) per Common Share.

  13*      -- Arcadian Corporation's 1995 Annual Report to Stockholders.

  21*      -- Subsidiaries of Arcadian Corporation.

  23*      -- Accountants' Consent of KPMG Peat Marwick LLP.

---------------

* This exhibit or a portion thereof, as indicated above, is filed with this report.

     (b) Reports on Form 8-K

          On December 28, 1995, Arcadian filed a Current Report on Form 8-K relating to the completion of its public offering of 15,558,824 shares of Common Stock on August 9, 1995, and filing a copy of the Prospectus dated August 3, 1995, relating thereto as an exhibit to such report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 1997.


                                            ARCADIAN CORPORATION

                                            By:        J. D. CAMPBELL
                                               --------------------------------
                                                       J. D. Campbell
                                               President and Chief Executive
                                                          Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 10, 1997.



             WILLIAM A. McMINN                              WILLIAM P. COPENHAVER
     -----------------------------------              ---------------------------------
             William A. McMinn                              William P. Copenhaver
           Chairman of the Board                                   Director

               J. D. CAMPBELL                                  ALLAN R. DRAGONE
     -----------------------------------              ---------------------------------
               J. D. Campbell                                  Allan R. Dragone
  Director, President and Chief Executive                          Director
   Officer (principal executive officer)

               A. L. WILLIAMS                                  WILLIAM R. HUFF
     -----------------------------------              ---------------------------------
               A. L. Williams                                  William R. Huff
       Vice President -- Finance and                               Director
     Chief Financial Officer (principal
     financial and accounting officer)

               JOHN R. BLOCK                                   HERBERT W. KIRBY
     -----------------------------------              ---------------------------------
               John R. Block                                   Herbert W. Kirby
                  Director                                         Director

               GORDON A. CAIN                                  JAMES A. SHIRLEY
     -----------------------------------              ---------------------------------
               Gordon A. Cain                                  James A. Shirley
                  Director                                         Director

                               CHESTER B. VANATTA
                       ---------------------------------
                               Chester B. Vanatta
                                    Director

                      ARCADIAN CORPORATION & SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Reports.....................................................  F-2, 3, 4
Consolidated Balance Sheet as of December 31, 1995 and 1994.......................        F-5
Consolidated Statement of Operations for the Years Ended December 31, 1995, 1994
  and 1993........................................................................        F-6
Consolidated Statement of Cash Flows for the Years Ended December 31, 1995, 1994
  and 1993........................................................................        F-7
Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
  1995, 1994 and 1993.............................................................        F-8
Notes to Consolidated Financial Statements........................................        F-9

                      ARCADIAN CORPORATION & SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Arcadian Corporation:

     We have audited the consolidated balance sheet of Arcadian Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Arcadian Trinidad Limited and Arcadian Trinidad Ammonia Limited, wholly-owned subsidiaries, as of and for the years ended December 31, 1995 and 1994. Those statements reflect total assets constituting approximately 30% and total revenues constituting less than 1%, after elimination of intercompany balances and sales, of the respective consolidated totals for both of the years ended December 31, 1995 and 1994. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Arcadian Trinidad Limited and Arcadian Trinidad Ammonia Limited, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcadian Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                            KPMG Peat Marwick
LLP

Memphis, Tennessee
February 9, 1996

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Members of Arcadian Trinidad Limited
(Formerly Arcadian Trinidad Urea Limited)

     We have audited the accompanying balance sheet of Arcadian Trinidad Limited as of 31st December, 1995 and 1994, and the related profit and loss account, shareholders' equity and cash flow statements for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards prevailing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arcadian Trinidad Limited as of 31st December, 1995 and 1994 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles prevailing in the United States of America.

COOPERS & LYBRAND
previously traded as
Deloitte & Touche
Chartered Accountants
Port of Spain
Trinidad, W.I.
10th January, 1996

                     ARCADIAN CORPORATION AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Members of Arcadian Trinidad Ammonia Limited

     We have audited the accompanying balance sheet of Arcadian Trinidad Ammonia Limited as of 31st December, 1995 and 1994, and the related profit and loss account, shareholders' equity and cash flow statements for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards prevailing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arcadian Trinidad Ammonia Limited as of 31st December, 1995 and 1994 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles prevailing in the United States of America.

COOPERS & LYBRAND
previously traded as
Deloitte & Touche
Chartered Accountants
Port of Spain
Trinidad, W.I.
10th January, 1996

                      ARCADIAN CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                      (IN THOUSANDS EXCEPT PAR
                                                                      VALUE AND SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.........................................  $  202,738     $   51,093
  Short-term investments............................................          --         13,307
  Restricted reserve accounts.......................................      50,450         72,381
  Accounts receivable:
     Trade, net.....................................................     103,685         98,375
     Other..........................................................       5,811         27,080
  Inventories:
     Finished products..............................................      70,459         81,202
     Raw materials and supplies.....................................      66,308         85,577
                                                                      ----------     ----------
          Total inventories.........................................     136,767        166,779
  Other.............................................................       6,569          6,739
                                                                      ----------     ----------
          Total current assets......................................     506,020        435,754
                                                                      ----------     ----------
Property, plant and equipment, net..................................     606,410        614,197
Goodwill, net.......................................................      96,393             --
Other, net..........................................................      61,831         68,598
                                                                      ----------     ----------
                                                                      $1,270,654     $1,118,549
                                                                      ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable............................................  $   89,373     $   83,604
  Accrued expenses and other liabilities............................      81,435         76,644
  Current portion of long-term debt.................................      15,000          2,762
                                                                      ----------     ----------
          Total current liabilities.................................     185,808        163,010
                                                                      ----------     ----------
Long-term debt, less current portion................................     525,000        634,124
Deferred income taxes...............................................     100,621         73,381
Other long-term liabilities.........................................      22,806         21,215
                                                                      ----------     ----------
                                                                         648,427        728,720
                                                                      ----------     ----------
Non-controlling interest (note 2)...................................          --        279,518
                                                                      ----------     ----------
Commitments and contingencies (note 11)
Stockholders' equity:
  Preferred stock, $.01 par value; 50,000,000 shares authorized;
     13,812,500 shares issued and outstanding in 1995...............     214,195             --
  Common stock, $.01 par value; 150,000,000 shares authorized;
     30,489,967 shares issued and outstanding in 1995; 15,857,403
     shares issued in 1994..........................................         305            159
Additional paid-in capital..........................................     223,190         38,603
Retained earnings (accumulated deficit).............................      (1,271)       (53,513)
Treasury stock, at cost; 1,643,838 common shares in 1994............          --        (37,948)
                                                                      ----------     ----------
          Total stockholders' equity (deficit)......................     436,419        (52,699)
                                                                      ----------     ----------
                                                                      $1,270,654     $1,118,549
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                      ARCADIAN CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1995           1994          1993
                                                          ----------     ----------     --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
Net sales...............................................  $1,266,887     $1,100,301     $803,167
Cost of sales...........................................     909,338        915,363      703,726
                                                          ----------     ----------     --------
  Gross profit..........................................     357,549        184,938       99,441
Selling, general and administrative expenses............      65,208         52,166       37,400
Provision for plant shut-down (note 4)..................          --         15,500           --
                                                          ----------     ----------     --------
  Operating income......................................     292,341        117,272       62,041
Interest expense........................................      67,217         66,389       51,698
Interest (income).......................................     (13,090)        (9,951)      (6,423)
(Gains) losses on investments...........................         138         15,109         (108)
Other, net..............................................         732          1,300       (4,524)
                                                          ----------     ----------     --------
  Income before non-controlling interest and income tax
     provision..........................................     237,344         44,425       21,398
Non-controlling interest................................     (82,270)       (43,971)     (18,963)
                                                          ----------     ----------     --------
  Income before income tax provision....................     155,074            454        2,435
Income tax provision (benefit)..........................      66,824         (9,539)         (46)
                                                          ----------     ----------     --------
  Net income............................................  $   88,250     $    9,993     $  2,481
                                                           =========      =========     ========
  Net income (loss) applicable to common shares.........  $   80,227     $    8,843     $ (3,082)
                                                           =========      =========     ========
  Net income (loss) per common share....................  $     3.08     $     0.55     $  (0.24)
                                                           =========      =========     ========

          See accompanying notes to consolidated financial statements.

                      ARCADIAN CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995          1994         1993
                                                            ---------     --------     --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................  $  88,250     $  9,993     $  2,481
     Adjustments to reconcile net income to net cash from
       operating activities:
     Depreciation and amortization........................     66,647       61,630       52,547
     Amortization of deferred financing costs.............      3,290        2,571        4,545
     (Gains) losses on disposals of property, plant and
       equipment..........................................      3,108          397        1,732
     Non-controlling interest.............................     82,270       43,971       18,963
     Deferred income taxes................................     27,240      (23,143)      (4,275)
     Provision for plant shut-down (note 4)...............         --       15,500           --
     (Gains) losses on investments........................        138       15,109         (108)
     Net changes in operating assets and liabilities:
       Accounts receivable................................     15,959      (37,907)       2,131
       Inventories........................................     30,012       (4,582)     (18,499)
       Other current assets...............................        170         (438)       1,447
       Accounts payable, accrued expenses and other
          liabilities.....................................      7,066       33,189       (9,339)
       Other, net.........................................      1,598          707       (6,868)
                                                            ---------     --------     ---------
          Net cash provided by (used for) operating
            activities....................................    325,748      116,997       44,757
                                                            ---------     --------     ---------
Cash flows from investing activities:
  Cash portion of merger consideration....................   (214,205)          --           --
  Purchase of acquired businesses, net of acquired cash...         --           --     (215,170)
  Purchase of property, plant and equipment...............    (53,255)     (59,234)     (41,284)
  Proceeds from disposals of property, plant and
     equipment............................................      4,157          315          455
  Rotational plant maintenance costs......................     (8,305)     (18,107)     (18,167)
  Purchases of investments................................    (36,237)     (33,160)     (83,111)
  Proceeds on sales of investments........................     49,406       72,853       16,300
  Increase in restricted reserve accounts.................    (13,819)      (7,369)     (37,763)
  Release of MQD reserve..................................     35,750           --           --
                                                            ---------     --------     ---------
          Net cash provided by (used for) investing
            activities....................................   (236,508)     (44,702)    (378,740)
                                                            ---------     --------     ---------
Cash flows from financing activities:
  Revolving credit facility, net..........................    (61,000)      (7,000)      40,700
  Proceeds from Senior Notes..............................         --           --      340,000
  Repayment of debt.......................................    (35,886)      (4,158)      (6,702)
  Transaction and financing fees..........................    (11,872)          (5)     (10,651)
  Proceeds from issuance of common stock..................    232,882        2,008        5,940
  Cash paid to repurchase common stock....................        (11)          --       (6,777)
  Cash distributions to non-controlling interest..........    (30,786)     (35,750)     (35,750)
  Cash dividends on common stock and preferred stock......    (30,922)      (7,274)     (10,850)
                                                            ---------     --------     ---------
          Net cash provided by (used for) financing
            activities....................................     62,405      (52,179)     315,910
                                                            ---------     --------     ---------
          Total increase (decrease) in cash and cash
            equivalents...................................    151,645       20,116      (18,073)
Cash and cash equivalents at beginning of period..........     51,093       30,977       49,050
                                                            ---------     --------     ---------
Cash and cash equivalents at end of period................  $ 202,738     $ 51,093     $ 30,977
                                                            =========     ========     =========


          See accompanying notes to consolidated financial statements.

                      ARCADIAN CORPORATION & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      NUMBER OF       NUMBER OF                            ADDITIONAL
                                                      SHARES OF       SHARES OF     PREFERRED    COMMON     PAID-IN
                                                   PREFERRED STOCK   COMMON STOCK     STOCK      STOCK      CAPITAL
                                                   ---------------   ------------   ---------    ------    ----------
                                                                  (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at December 31, 1992.....................             --      13,674,405    $      --     $138      $ 35,789
  Accretion of discount on preferred stock.......             --              --           --       --          (166)
  Preferred stock dividends......................             --              --           --       --        (5,397)
  Repurchase of 1,295,343 shares of common
    stock........................................             --              --           --       --            --
  Cash dividends on common stock ($0.42/share)...             --              --           --       --            --
  Exercise of warrants and stock options.........             --       1,894,248           --       19         7,521
  Net income for 1993............................             --              --           --       --            --
                                                      ----------      ----------     --------     ----      --------
Balance at December 31, 1993.....................             --      15,568,653           --      157        37,747
  Accretion of discount on preferred stock.......             --              --           --       --           (29)
  Preferred stock dividends......................             --              --           --       --        (1,121)
  Issuance of common stock.......................             --         165,000           --        1         1,599
  Cash dividends on common stock ($0.33/share)...             --              --           --       --            --
  Exercise of warrants and stock options.........             --         123,750           --        1           407
  Net income for 1994............................             --              --           --       --            --
                                                      ----------      ----------     --------     ----      --------
Balance at December 31, 1994.....................             --      15,857,403           --      159        38,603
  Issuance of common stock.......................             --      15,791,451           --      157       219,671
  Issuance of preferred stock....................     13,812,500              --      214,195       --            --
  Preferred stock dividends......................             --              --           --       --            --
  Cash dividends on common stock ($1.72/share)...             --              --           --       --
  Exercise of stock options......................             --         486,451           --        5         2,859
  Repurchase of 1,500 shares of common stock.....             --              --           --       --            --
  Retirement of 1,645,338 shares of common stock
    held in treasury.............................             --      (1,645,338)          --      (16)      (37,943)
  Net income for 1995............................             --              --           --       --            --
                                                      ----------      ----------     --------     ----      --------
Balance at December 31, 1995.....................     13,812,500      30,489,967    $ 214,195     $305      $223,190
                                                      ==========      ==========     ========     ====      ========

                                                     RETAINED
                                                     EARNINGS      TREASURY
                                                   (ACCUMULATED     STOCK,
                                                     DEFICIT)      AT COST      TOTAL
                                                   ------------    --------    --------

                                                   <
Balance at December 31, 1992.....................    $(54,611)     $(27,153)   $(45,837)
  Accretion of discount on preferred stock.......          --            --        (166)
  Preferred stock dividends......................          --            --      (5,397)
  Repurchase of 1,295,343 shares of common
    stock........................................          --       (10,795)    (10,795)
  Cash dividends on common stock ($0.42/share)...      (5,452)           --      (5,452)
  Exercise of warrants and stock options.........          --            --       7,540
  Net income for 1993............................       2,481            --       2,481
                                                     --------      --------    --------
Balance at December 31, 1993.....................     (57,582)      (37,948)    (57,626)
  Accretion of discount on preferred stock.......          --            --         (29)
  Preferred stock dividends......................          --            --      (1,121)
  Issuance of common stock.......................          --            --       1,600
  Cash dividends on common stock ($0.33/share)...      (5,924)           --      (5,924)
  Exercise of warrants and stock options.........          --            --         408
  Net income for 1994............................       9,993            --       9,993
                                                     --------      --------    --------
Balance at December 31, 1994.....................     (53,513)      (37,948)    (52,699)
  Issuance of common stock.......................          --            --     219,828
  Issuance of preferred stock....................          --            --     214,195
  Preferred stock dividends......................      (8,023)           --      (8,023)
  Cash dividends on common stock ($1.72/share)...     (27,985)           --     (27,985)
  Exercise of stock options......................          --            --       2,864
  Repurchase of 1,500 shares of common stock.....          --           (11)        (11)
  Retirement of 1,645,338 shares of common stock
    held in treasury.............................          --        37,959          --
  Net income for 1995............................      88,250            --      88,250
                                                     --------      --------    --------
Balance at December 31, 1995.....................    $ (1,271)     $     --    $436,419
                                                     ========      ========    ========

          See accompanying notes to consolidated financial statements.

                      ARCADIAN CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Arcadian Corporation ("Corporation") was created in 1989 with the acquisition of five previously separate nitrogen fertilizer businesses. From April 1992 to August 1995, the Corporation conducted substantially all of its operations through a master limited partnership, Arcadian Partners, L.P. ("Partners") and its subsidiaries (collectively "Partnership"). The Corporation created the Partnership and held a 2% general partner interest as well as a 43% limited partner interest; a 55% limited partner interest ("Non-Controlling Interest") was represented by publicly traded preference units. As more fully described in Note 2, the Corporation effectively acquired all of the preference units of Partners in August 1995 as part of a series of transactions referred to as the "Merger". For all periods presented, Partners and its subsidiaries, along with other less significant subsidiaries of the Corporation, have been consolidated with the Corporation and are collectively referred to herein as "Arcadian". All intercompany balances and transactions have been eliminated in consolidation.

     Arcadian produces a variety of nitrogen and phosphate fertilizers and nitrogen chemicals and sells product throughout the United States and internationally. Arcadian's customers vary in size and typically participate in agricultural and intermediate industrial chemical businesses. Credit is extended based on an evaluation of the customer's financial condition, and generally, collateral or other forms of security are not required. Expected credit losses have been provided for in the financial statements.

     Arcadian's management has made a number of estimates and assumptions (relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities) to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Cash Equivalents

     Arcadian considers highly liquid investments with an original maturity of three months or less to be cash equivalents, except for those which are part of the restricted reserve accounts.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using principally the first-in, first-out (FIFO) method. The cost of finished goods includes raw materials, direct labor, plant operating overhead, certain plant to terminal freight and terminal distribution costs. Finished goods also include the net effect of product exchange agreements with other fertilizer producers. Raw material inventories also include spare parts, maintenance supplies, catalyst, and margin requirements related to derivative financial instruments ("derivatives") discussed below.

     Arcadian uses derivatives for a portion of its natural gas requirements to manage its exposure to commodity price risk in the purchases of natural gas, Arcadian's primary raw material. These activities have been designated as hedging activities by Arcadian and are accounted for as such. Arcadian hedges for both committed and anticipated purchases of natural gas. Increases (decreases) in the fair value of derivatives generally offset (decreases) increases in the spot market prices of natural gas, and therefore allow Arcadian to establish a determinable fixed cost for this raw material.

     Gains or losses resulting from changes in the fair value of hedging transactions which have not yet been settled are not recognized as they generally relate to changes in the spot price of anticipated natural gas purchases. Gains or losses arising from settled hedging transactions are deferred as a component of inventory until the product containing the hedged item is sold, at which time both the natural gas purchase cost and the related hedging deferral are recorded as cost of sales. Arcadian regularly evaluates its unrecognized or deferred

                      ARCADIAN CORPORATION & SUBSIDIARIES
gains and losses on derivatives from a net realizable value of inventory perspective and establishes appropriate reserves, if necessary.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Normal maintenance and repairs are charged to expense as incurred. Major improvements and betterments are capitalized.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to 20 years. Leasehold improvements are amortized over their estimated useful lives or the related primary lease terms, whichever are shorter.

     Interest is normally expensed as incurred, except when it is incurred in conjunction with major capital additions, and then it is capitalized as part of the asset cost. No such interest was capitalized by Arcadian during the periods presented.

  Goodwill

     Goodwill is amortized on a straight-line basis over 40 years. The Corporation assesses the recoverability of this intangible asset based on estimated undiscounted future operating cash flows from the Partnership.

  Other Assets

     Rotational plant maintenance costs, which consist primarily of planned major maintenance projects performed on a periodic basis (also known as "turnarounds"), are capitalized when incurred and are amortized over the anticipated periods until the next scheduled rotational plant maintenance which ranges from two to four years.

     Financing costs are capitalized and amortized over the terms of the related debt.

  Income Taxes

     Income taxes have been provided for in accordance with the asset and liability methodology of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities (and their respective tax bases) and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that deferred tax assets will be realized through the generation of future taxable income.

     The income tax provision includes income taxes applicable to the Corporation's allocation of Partnership income and all income taxes applicable to the Partnership's domestic and foreign subsidiaries.

     Foreign withholding taxes, which relate to Trinidad taxes on interest payments by Trinidad subsidiaries on intercompany debt for which foreign tax credits are not allowed, are included in income tax provision in the accompanying consolidated statement of operations.

  Net Income Per Common Share

     For purposes of computing net income per common share, the conversion of 13,812,500 shares of Preferred Stock which are common stock equivalents because of their mandatory conversion feature, is

                      ARCADIAN CORPORATION & SUBSIDIARIES
assumed when such conversion is dilutive. If such conversion is antidilutive, the conversion of such shares is not assumed, and net income applicable to common shares is therefore reduced by dividends on the Preferred Stock. The assumed conversion in 1995 of the Preferred Stock had a dilutive effect. Warrants and options are common stock equivalents. Prior to the exchange by the Corporation of the 16% Junior Subordinated Exchange Debentures due December 15, 2004 ("Exchange Debentures") for its $160 Cumulative Exchangeable Preferred Stock, Series B ("Series B Preferred Stock"), on March 15, 1994, net income applicable to common shares was reduced by dividends and discount accretion associated with the Series B Preferred Stock. Common and common equivalent shares outstanding were 28,676,102; 16,148,586; and 12,915,906 for years ended December 31, 1995, 1994 and 1993, respectively.

  Foreign Currency Translation

     The functional currency of Arcadian's Trinidad operations is the U.S. dollar. Monetary assets and liabilities denominated in local currency are translated at year-end exchange rates and monetary income and expense accounts denominated in local currency are translated at average exchange rates for the period. Nonmonetary accounts denominated in local currency are translated at historical exchange rates. Adjustments resulting from translating local currency denominated accounts are included in results of operations. Aggregate foreign currency gains and losses recognized during the periods presented were immaterial.

  Reclassifications

     Certain amounts have been reclassified to conform to current year presentation.

(2) MERGER

     On August 9, 1995, the Corporation completed its acquisition of all of the outstanding preference units of Partners by means of the merger of Arcadian Merger Subsidiary, L.P. ("AMS"), a directly and indirectly wholly-owned subsidiary of the Corporation, with and into Partners ("Merger"), pursuant to the Amended and Restated Agreement and Plan of Reorganization dated as of May 30, 1995, among the Corporation, Arcadian Holding Corporation, AMS and Partners. In exchange for each outstanding preference unit, the holders received, upon the surrender of their preference unit certificates, consideration consisting of (1) cash in the amount of $14.50, (2) 0.935 share of the Corporation's Preferred Stock, and (3) the accrued but unpaid minimum quarterly distribution ("MQD") on the preference units from July 1 through August 9, 1995, in the amount of $.269 per preference unit. The Merger was accounted for using the purchase method of accounting. The excess of the aggregate consideration ($428 million) over the Corporation's carrying value for Non-Controlling Interest at the date of the Merger ($331 million) was recorded as goodwill. The cash portion of the consideration paid by the Corporation was provided primarily by a concurrent public offering of 15,558,824 shares of its Common Stock at a price of $15.50 per share. Net sales and net income on a pro forma basis assuming the Merger and public offering had occurred as of January 1, 1994 would have been $1.1 billion and $45 million for 1994 and $1.3 billion and $143 million for 1995, respectively.

(3) RESERVE ACCOUNTS

     At December 31, 1995, restricted reserve accounts of $50 million were comprised of a $31 million Cash Collateral Account for the benefit of the holders of the First Mortgage Notes and a $19 million Debt Service Reserve Account for the benefit of the holders of the 10 3/4% Series B Senior Notes due 2005 ("Senior Notes"). At December 31, 1995, restricted reserve accounts consisted of $50 million in mutual funds which invest primarily in commercial paper and money market instruments. As a result of the Merger, the $36 million reserve maintained by Partners to support MQD payments on the preference units was released for general corporate purposes.

                      ARCADIAN CORPORATION & SUBSIDIARIES

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land and improvements..........................................  $ 18,531     $ 18,531
    Buildings and improvements.....................................    44,812       45,158
    Machinery and equipment........................................   699,945      665,480
    Furniture and fixtures.........................................     5,938        4,720
    Construction in progress.......................................    54,090       50,391
                                                                     --------     --------
                                                                      823,316      784,280
    Less accumulated depreciation..................................   216,906      170,083
                                                                     --------     --------
                                                                     $606,410     $614,197
                                                                     ========     ========

  1993 Acquisitions

     In March 1993, Partners acquired its Trinidad operations ("Arcadian Trinidad") for consideration of approximately $175 million and in May 1993, Partners acquired its Ohio operations from BP Chemicals Inc. ("BPC") for approximately $90 million. The acquisitions were accounted for using the purchase method of accounting. Total purchase costs were allocated to the assets and liabilities acquired based upon their respective fair values at the dates of acquisition. Net sales and net income for 1993 on a pro forma basis assuming the Trinidad and Lima acquisitions had occurred as of January 1, 1993 would have been approximately $881 million and $3 million, respectively.

  Savannah Plant

     In December 1994, the Board of Directors authorized the Corporation to indefinitely shut down its Savannah, Georgia plant. Production activities at the Savannah plant were indefinitely discontinued, and the site is now being used as a fertilizer solutions terminal. The decision to discontinue production operations at the Savannah plant was due to its lack of profitability. Market conditions beginning in 1994, which are not expected to significantly improve unless industry fundamentals change, have resulted in a sharp increase in the cost of purchased ammonia, the primary raw material at this non-ammonia producing site, while sales prices for nitrogen products produced at the site have not experienced similar increases. The plant was operational until March 1995, after which all employees, except a minimal number involved in the continuing terminal operations, were relocated or terminated with severance benefits.

     As a result of the plan of indefinite shutdown, Arcadian recorded a provision against fourth quarter 1994 earnings of approximately $16 million for the impairment of long-lived assets and the accrual of certain other related costs. The provision reduces the net book value of the assets for the plant to their estimated fair value. While management currently has no definitive plans for the sale or relocation of the idle assets, they may consider such alternatives in the future.

                      ARCADIAN CORPORATION & SUBSIDIARIES

(5) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    First Mortgage Notes.........................................    $200,000     $200,000
    Revolving credit facility....................................          --       61,000
    Senior Notes.................................................     340,000      340,000
    Exchange Debentures..........................................          --       33,124
    Other........................................................          --        2,762
                                                                     --------     --------
                                                                      540,000      636,886
    Less current portion.........................................      15,000        2,762
                                                                     --------     --------
                                                                     $525,000     $634,124
                                                                     ========     ========

     The First Mortgage Notes are payable in varying annual principal installments beginning in 1996, have a final maturity in 2012, and bear interest, which is payable quarterly, at rates ranging from 9.09% to 10.10% per annum (with a weighted average interest rate in 1995 of 9.63%). The First Mortgage Notes are secured by substantially all of the property, plant and equipment of Partners' operating subsidiary, Arcadian Fertilizer, L.P. ("Fertilizer"), as well as by the Cash Collateral Account.

     In 1995, the Partnership secured a new $100 million revolving credit facility from a commercial bank. The Partnership will use the revolving credit facility to provide working capital and to provide $33 million in letters of credit committed to secure its obligations to the lessor under an operating lease of an ammonia plant currently under construction at the Trinidad plant site. At December 31, 1995, there was no outstanding balance on the revolving credit facility, and the amount available for borrowing in the form of loans and letters of credit, after considering outstanding and committed letters of credit of $35 million, was $65 million. The revolving credit facility is secured primarily by inventories and accounts receivable, and bears interest, which is payable quarterly, based on reserve-adjusted LIBOR plus a margin of 1.25%. An alternative interest rate is available based on the agent's base lending rate. The revolving credit facility matures in 1998 but can be extended annually for one-year periods at the option of the bank.

     In conjunction with its 1993 acquisitions, Partners issued $340 million aggregate principal amount of Senior Notes. The Senior Notes rank pari passu in right of payment with all other existing and future senior debt of the Partnership and senior in right of payment to any future subordinated debt of the Partnership. Because the Partnership conducts operations through its subsidiaries, the Senior Notes are structurally subordinated to all debt and other obligations of the subsidiaries. The Senior Notes are redeemable, in whole or in part, beginning on May 1, 1998. A sinking fund will provide for the mandatory redemption of the Senior Notes, at the annual rate of 20% of the aggregate principal amount of the Senior Notes, beginning on May 1, 2001, and continuing until the entire issue is retired on May 1, 2005. In addition, the Senior Noteholders effectively have a put option, triggered by a change in control (as defined), which would require the repurchase of the Senior Notes at 101% of par. Pursuant to the Senior Note indenture, a Debt Service Reserve Account was established equal to six months of interest on the Senior Notes. The indenture contains certain covenants that, among other things, restrict the ability of Partners and certain of its subsidiaries, under certain circumstances, to create liens, incur or guarantee debt, make distributions, sell certain equity interests or assets, and engage in certain other transactions.

     In 1994, the Corporation issued approximately $34 million aggregate principal amount of Exchange Debentures in exchange for all 33,734 previously outstanding shares of Series B Preferred Stock. The holders received $1,000 principal amount of Exchange Debentures for each share of Series B Preferred Stock. On

                      ARCADIAN CORPORATION & SUBSIDIARIES

September 15, 1995, the Corporation redeemed the Exchange Debentures at a price equal to 108% of the approximately $34 million principal amount. The redemption resulted in the write-off of unamortized financing fees and discount totaling approximately $1 million.

     Maturities of long-term debt as of December 31, 1995, are as follows:

                                 YEARS ENDING
                                 DECEMBER 31,                                (IN THOUSANDS)
    -----------------------------------------------------------------------  --------------
    1996...................................................................     $ 15,000
    1997...................................................................       15,000
    1998...................................................................       15,000
    1999...................................................................       17,500
    2000...................................................................       17,500
    Thereafter.............................................................      460,000
                                                                                --------
                                                                                $540,000
                                                                                ========

(6) PREFERRED STOCK

     The Corporation has 50 million shares of $.01 par value preferred stock authorized, 16,500,000 of which have been designated as Mandatorily Convertible Preferred Stock, Series A ("Preferred Stock"). On August 9, 1995, in conjunction with the Merger, the Corporation issued 13,812,500 shares of Preferred Stock.

     The Preferred Stock ranks senior to the Corporation's common stock in the payment of dividends and liquidation, has voting rights, pays a cumulative quarterly dividend at an annual rate of $1.4725 per share until August 9, 1998 ("Mandatory Conversion Date") and has a liquidation preference of approximately $214 million ($15.50 per share) plus any accrued but unpaid dividends thereon. The Preferred Stock converts automatically into Common Stock, on a share-for-share basis, on the Mandatory Conversion Date. The Corporation may also cause the conversion of the outstanding Preferred Stock into Common Stock upon certain mergers or consolidations of the Corporation. The Corporation has the option to redeem the Preferred Stock, in whole or in part, in exchange for a combination of cash and/or shares of Common Stock having a value equal to the sum of $22.475 per share and an amount equal to $1.3175 per share per annum from the date of the redemption to the Mandatory Conversion Date.

(7) COMMON STOCK

     The Arcadian Corporation Stock Option Plan, which provides for both incentive stock options and nonqualified options, authorizes the granting of options to purchase up to 2,025,000 shares of Common Stock. The options have effective dates ranging from May 1990 to January 1995, vest ratably over the three years following the effective date, and will expire ten years from their respective dates. The following table summarizes option activity:

                                                          1995          1994          1993
                                                        ---------     ---------     ---------
    Options outstanding January 1.....................  1,647,198     1,491,201     1,537,152
    Options granted...................................     69,000       336,000       231,000
    Options exercised.................................   (486,451)     (105,000)      (46,350)
    Options cancelled.................................    (18,501)      (75,003)     (230,601)
                                                        ---------     ---------     ---------
    Options outstanding December 31...................  1,211,246     1,647,198     1,491,201
                                                        =========     =========     =========
    Options exercisable December 31...................    973,749     1,324,500     1,175,100
                                                        =========     =========     =========

                      ARCADIAN CORPORATION & SUBSIDIARIES

     Options exercised during 1995 ranged from $3.33 to $8.33 per share. Options exercised during 1994 and 1993 were all at $3.33 per share. Options outstanding at December 31, 1995 were at prices per share ranging from $3.33 to $10.33.

     The Corporation has warrants outstanding which may be exercised to acquire shares of Common Stock under certain conditions. Subsequent to the February 1996 secondary offering discussed in Note 14, there were warrants outstanding for approximately .5 million shares of Common Stock with an average exercise price of approximately $3.30.

     The Corporation has reserved approximately 23.5 million shares of Common Stock for issuance upon the conversion of the Preferred Stock, approximately 1.2 million shares for issuance upon the exercise of options granted under the Stock Option Plan, and approximately .5 million shares for issuance upon the exercise of warrants.

     Effective December 31, 1995, the Board of Directors authorized the retirement of the then outstanding 1.6 million shares of Common Stock held in treasury.

(8) FOREIGN OPERATIONS

     Geographic segment information for the years 1995, 1994 and 1993 is as follows:

                                                             US       TRINIDAD     CONSOLIDATED
                                                           ------     --------     ------------
                                                                      (IN MILLIONS)
    1995
    Sales to unaffiliated customers......................  $1,263       $  4          $1,267
    Sales between geographic areas.......................      --        227              --
    Operating income.....................................     198         94             292
    Identifiable assets..................................     906        365           1,271
    1994
    Sales to unaffiliated customers......................  $1,096       $  4          $1,100
    Sales between geographic areas.......................      --        151              --
    Operating income.....................................      72         45             117
    Identifiable assets..................................     815        304           1,119
    1993
    Sales to unaffiliated customers......................  $  801       $  2          $  803
    Sales between geographic areas.......................      --         81              --
    Operating income.....................................      50         12              62
    Identifiable assets..................................     832        272           1,104

     Transfer prices for sales between geographic affiliates approximate prices charged to unaffiliated customers less Fertilizer's estimated costs for marketing and distribution efforts.

                      ARCADIAN CORPORATION & SUBSIDIARIES

(9) INCOME TAXES

     The income tax provision (benefit) consisted of the following:

                                                            1995         1994        1993
                                                           -------     --------     -------
                                                                    (IN THOUSANDS)
    Current:
    U.S. Federal.........................................  $18,768     $ 10,002     $(1,631)
    U.S. State...........................................    2,757        1,363         400
    Foreign..............................................   18,059        2,238       1,866
                                                           -------     --------     -------
                                                            39,584       13,603         635
                                                           -------     --------     -------
    Deferred:
    U.S. Federal.........................................   22,217      (15,778)      1,011
    Foreign..............................................    5,023       (7,364)     (1,692)
                                                           -------     --------     -------
                                                            27,240      (23,142)       (681)
                                                           -------     --------     -------
                                                           $66,824     $ (9,539)    $   (46)
                                                           =======     ========     =======

     Income taxes in 1995, 1994 and 1993, differed from the amount calculated using the U.S. statutory rate (35%, 34% and 34%, respectively) for the following reasons:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Income tax at U.S. statutory rate...................... $54,276     $   154     $   851
    Domestic state income taxes, net of federal benefit....   1,792          18          95
    Foreign subsidiaries -- withholding taxes and rate
      differentials........................................   4,446       5,020       1,151
    Non-controlling interest share of foreign income
      taxes................................................   7,238      10,219        (815)
    Adjustment to deferred taxes for change in foreign tax
      rate from 45% to 38%.................................      --      (8,635)         --
    Change in valuation allowance..........................  (6,326)     (9,990)     (5,758)
    Other, net.............................................   5,398      (6,325)      4,430
                                                            -------     -------     -------
                                                            $66,824     $(9,539)    $   (46)
                                                            =======     =======     =======

                      ARCADIAN CORPORATION & SUBSIDIARIES

     The tax effect of temporary differences that give rise to significant portions of the net deferred tax liability as of December 31, 1995 and 1994 are as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax asset:
    Loss and credit carryforwards..................................  $  3,864     $ 24,023
    Other..........................................................     9,819       16,489
                                                                     --------     --------
    Gross deferred tax asset.......................................    13,683       40,512
    Less valuation allowance.......................................    (3,004)      (9,330)
                                                                     --------     --------
    Net deferred tax asset.........................................    10,679       31,182
                                                                     --------     --------
    Deferred tax liability:
    Basis difference in fixed assets...............................    83,564       92,649
    Other..........................................................    27,736       11,914
                                                                     --------     --------
    Gross deferred tax liability...................................   111,300      104,563
                                                                     --------     --------
    Net deferred tax liability.....................................  $100,621     $ 73,381
                                                                     ========     ========

     Of the December 31, 1995 and 1994 net deferred tax liability amounts above, $50 million and $45 million, respectively, relate to Trinidad.

     Arcadian has not recognized a deferred tax liability for foreign withholding taxes on undistributed earnings of the Trinidad subsidiaries, as it is currently management's intent not to repatriate Trinidad profits in the foreseeable future. Cumulative undistributed earnings total approximately $38 million at December 31, 1995; the related withholding tax would approximate $4 million.

(10) EMPLOYEE BENEFIT PLANS

  Pension Plans

     Arcadian has defined benefit pension plans covering essentially all employees. Participation and benefit accrual is based on a future service basis, with past service counting for purposes of vesting and eligibility for benefits. Pension cost is funded at amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     Information regarding benefit plans for Arcadian's Trinidad employees is included following the information on domestic plans.

                      ARCADIAN CORPORATION & SUBSIDIARIES

     The following table sets forth the funded status under the U.S. plans:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Accumulated benefit obligation, including vested benefits of
      $24,802 and $18,591 at December 31, 1995 and 1994............  $ 27,324     $ 20,932
                                                                     --------     --------
    Projected benefit obligation for service rendered to date......    36,738       27,674
    Plan assets at fair value......................................   (26,096)     (21,536)
                                                                     --------     --------
    Projected benefit obligation in excess of plan assets..........    10,642        6,138
    Unrecognized net gain (loss)...................................    (7,507)      (2,871)
    Unrecognized prior service cost................................       459          526
    Additional minimum liability...................................        47           70
                                                                     --------     --------
    Unfunded accrued pension cost..................................  $  3,641     $  3,863
                                                                     ========     ========

     Plan assets are invested in a master investment fund which has various investments consisting primarily of domestic and foreign equity securities and corporate bonds.


     At December 31, 1995 and 1994, the settlement rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 8.25% respectively. At December 31, 1995 and 1994, the expected long-term rate of return on assets was 9.0%. At December 31, 1995 and 1994, the weighted average rate of increase in future compensation levels was approximately 6%.


     The following table sets forth amounts recognized in Arcadian's financial statements under the U.S. plans:

                                                              1995        1994       1993
                                                             -------     ------     -------
                                                                     (IN THOUSANDS)
    Net pension costs included the following components:
    Service cost -- benefits earned during the period......  $ 2,127     $2,475     $ 2,103
    Interest cost on projected benefit obligations.........    2,241      2,013       1,782
    Actual return on plan assets...........................   (3,227)      (645)     (1,865)
    Net amortization and deferral..........................    1,157       (977)        488
                                                             -------     ------     -------
    Net pension cost.......................................  $ 2,298     $2,866     $ 2,508
                                                             =======     ======     =======


     The following sets forth assumptions used in developing the net pension cost:



                                                                 1995      1994      1993
                                                                 -----     -----     -----
    Settlement rate............................................  8.25%     7.25%     7.75%
    Expected long-term rate of return..........................  9.00%     9.00%     9.50%
    Weighted average rate of increase in future compensation
      levels...................................................  6.00%     6.00%     6.00%


     The Trinidad operations have contributory defined benefit pension plans, covering essentially all employees. Participation and benefit accrual is essentially on a future service basis, with past service counting for purposes of vesting and eligibility for benefits.

     At December 31, 1995 and 1994, the accumulated benefit obligation of those plans was $5 million and $4 million, respectively, with such benefits being nearly fully vested. Plan assets at fair value as of December 31, 1995 and 1994 were approximately $19 million and $16 million, respectively, and were invested primarily in local government and other bonds, local mortgages and mortgage-backed securities, fixed income

                      ARCADIAN CORPORATION & SUBSIDIARIES
deposits and cash. The projected benefit obligation, for service rendered to date, at December 31, 1995 and 1994 was approximately $9 million and $7 million, respectively, and unrecognized net gains and losses were negligible. At December 31, 1995 and 1994, the settlement rate used in determining the actuarial present value of the projected benefit obligation was 8.5% and 9.0%, respectively and for the periods ended December 31, 1995 and 1994, the expected long-term rate of return on assets was 9.5%. Prepaid pension assets of $9 million at December 31, 1995 and 1994, are classified as other assets in the accompanying consolidated balance sheet. Net pension cost (credit) during the periods ended December 31, 1995, 1994 and 1993 was approximately $(0.4) million, $(0.5) million and $(0.6) million, respectively.


  Postretirement Plans

     Arcadian provides certain health care and life insurance benefits for retired employees. Under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," the cost of postretirement benefits must be recognized on an accrual basis as employees perform services to earn the benefits.

     The following table sets forth the funded status under the plans:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                       (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
    Retirees.........................................................  $ 3,606     $ 3,350
    Active plan participants eligible to retire......................    2,986       3,387
    Other active plan participants...................................    5,550       5,690
                                                                       -------     -------
                                                                        12,142      12,427
    Unrecognized net gain (loss).....................................   (2,784)     (1,158)
    Unrecognized transition obligation...............................   (4,670)     (7,777)
                                                                       -------     -------
    Unfunded accrued post retirement cost............................  $ 4,688     $ 3,492
                                                                       =======     =======


     At December 31, 1995 and 1994, the settlement rate used in determining the actuarial present value of the accumulated postretirement benefit obligation ("APBO") was 7.5% and 8.25%. For measurement purposes, a 6.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 1995 and 1994; the rate was assumed to decrease gradually to 4.5% for 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported, and increasing the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1995, by $2 million and the aggregate of the service and interest cost components of net periodic cost for the year then ended by $.2 million.


     The following table sets forth amounts recognized in Arcadian's financial statements under the plan:


                                                                1995       1994       1993
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Net postretirement costs included the following
      components:
      Service cost -- benefits earned during the period......  $  396     $  544     $  510
      Interest cost on accumulated postretirement benefit
         obligations.........................................     847        944        912
      Amortization of net loss from prior periods............      21        102         --
      Amortization of transition obligation..................     275        433        520
                                                               ------     ------
      Net postretirement cost................................  $1,539     $2,023     $1,942
                                                               ======     ======

                      ARCADIAN CORPORATION & SUBSIDIARIES

     The following sets forth assumptions used in developing the net pension cost:



                                                                 1995      1994      1993
                                                                 -----     -----     -----
    Settlement rate............................................  8.25%     7.25%     7.75%
    Subsequent rate of increase in per capita cost of covered
      health care benefits.....................................  6.00%     6.00%     6.00%


  Employee Stock Ownership Plan

     Arcadian has an Employee Stock Ownership Plan ("ESOP") in which essentially all employees participate. Arcadian is committed to making annual contributions to the ESOP at least equal to 4% of covered compensation. ESOP expense was approximately $2 million in 1995 and 1994 and approximately $1 million in 1993.

  SAR Plan

     The Corporation has a Stock Appreciation Rights Plan ("SAR Plan") for key employees. The SAR Plan authorizes the granting of 825,000 units, of which 812,787 have been granted as of December 31, 1995. The units vest over a three-year period and are generally exercisable for ten years. Of the units granted, 300,000 units (200,000 vested) have a $3.33 grant price; 75,000 units (50,000 vested) have a $5.03 grant price; and 437,787 units (271,858 vested) have a $6.67 grant price. As a result of the August 1995 initial public offering, a triggering event occurred under the SAR Plan allowing the exercise of units. During 1995 (following the triggering event), Arcadian accrued $12 million for the SAR Plan.

  Profit Sharing Plan

     Arcadian has a profit sharing plan covering essentially all employees which is based primarily on annual financial performance of Arcadian, performance measures of employees, and certain other conditions. Annual profit sharing plan targets, pay-out thresholds and other components are determined at the discretion of the Compensation Committee of Arcadian's Board of Directors. During 1995 and 1994, profit sharing expenses totaled $22 million and $6 million, respectively; the amounts are included in accrued expenses at year-end. During 1993, Arcadian had no profit sharing expense.

(11) COMMITMENTS AND CONTINGENCIES

  Leases

     Arcadian leases certain of its office space, storage terminals, ocean-going transportation vessels, railcars and equipment. Total rental expense for the years ended December 31, 1995, 1994, and 1993, was approximately $25 million, $24 million and $23 million, respectively.

                      ARCADIAN CORPORATION & SUBSIDIARIES

     Minimum commitments under noncancellable operating leases and noncancellable storage and handling agreements as of December 31, 1995, are as follows:

                                  YEAR ENDING
                                 DECEMBER 31,                            (IN THOUSANDS)
        ---------------------------------------------------------------  --------------
           1996........................................................     $ 16,211
           1997........................................................       15,746
           1998........................................................       14,452
           1999........................................................       12,622
           2000........................................................       11,559
           Thereafter..................................................       14,043
                                                                             -------
                                                                            $ 84,633
                                                                             =======

     In June 1995, Arcadian entered into a lease agreement with an unaffiliated entity ("Lessor") with respect to an ammonia plant currently under construction at the Trinidad plant site. Upon completion of construction, the Lessor will lease the plant to a subsidiary of Arcadian. The annual lease payments are expected to be approximately $6 million. The initial five-year lease term is renewable for an additional five-year term, subject to certain conditions. If the lease is not renewed or is otherwise terminated, a subsidiary of Arcadian may be required to make a residual termination payment equal to 85% of the estimated $75 million total cost of the project. In addition, the Corporation has an option to purchase the plant during the term of the lease for a price approximating its fair market value at the date of exercise. The plant is expected to be operational in the second quarter of 1996.

  Derivatives

     In addition to physical spot and term purchases, Arcadian at times employs futures, swaps and option agreements to establish the cost on a portion of its natural gas requirements. These instruments are intended to hedge the future cost and supply of committed and anticipated natural gas purchases for its domestic plants. Under these arrangements, Arcadian receives or makes payments based on the differential between a specified price and the actual spot price of natural gas. Arcadian has certain available lines of credit which are utilized to reduce cash margin requirements to maintain the derivatives. At December 31, 1995, available off-balance sheet lines of credit totaled approximately $9 million and $4 million of such lines of credit were utilized at that date. Cash margin requirements in excess of available lines of credit which have been advanced as of December 31, 1995 and 1994, totaled $5 million and $24 million, respectively, and are included in inventory.

     As of December 31, 1995, Arcadian had derivatives qualifying for deferral in the form of futures and swaps. The futures represented a notional amount of 17 million MMBtus with maturities in 1996 through 1997. The swaps represented a notional amount of 15 million MMBtus with maturities in 1996 through 1997.

     During the years ended December 31, 1995, 1994, and 1993, the net cost of natural gas (which is included in cost of sales) has been increased (decreased) from the use of derivatives by $15 million, $37 million and ($2) million, respectively.

  Lake Charles Plant

     In connection with a 1992 incident at its Lake Charles plant, Arcadian is contesting penalties proposed by the United States Occupational, Safety and Health Administration ("OSHA") totaling $4 million. The OSHA legal proceeding to date has generally been favorable to Arcadian. While management and legal counsel believe that any civil penalty ultimately paid by Arcadian will be substantially less than the remaining $4 million penalty proposed by OSHA, they cannot predict with certainty the outcome of this proceeding. Arcadian also is defending civil litigation relating to the Lake Charles incident which include personal injury,

                      ARCADIAN CORPORATION & SUBSIDIARIES
property damage, employee relations, and other claims. Management believes that these matters either are without merit or are satisfactorily covered by insurance, and that there will be no material adverse effect to Arcadian upon the resolution of these matters.

  Trinidad Operations

     Arcadian Trinidad has entered into long-term natural gas contracts with a gas company in Trinidad. The contracts provide for prices which vary with ammonia market prices, escalating floor prices, and minimum purchase quantities.

  Ohio Operations

     BPC agreed to operate the Lima plant on behalf of Arcadian pursuant to a contract providing for the reimbursement of expenses incurred by BPC in providing such operating services.

  Environmental Matters

     In the normal course of business, Arcadian monitors its operations and makes expenditures for environmental protection. In addition, Arcadian's operations generally are subject to the environmental standards and regulations of various regulatory agencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from remediation of an existing condition caused by past operations are generally expensed. Liabilities are recognized for remedial activities when the efforts are probable and the cost is reasonably estimated.

     As of December 31, 1995, management has accrued for its known environmental liabilities, which are not considered to be material to Arcadian's financial condition or results of operations. While current and future environmental laws and regulations will potentially subject Arcadian to corrective costs and expenses, management is not aware of any such matters which it considers to be of a material nature.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of financial instruments:

                                                               1995                     1994
                                                       ---------------------    ---------------------
                                                                   ESTIMATED                ESTIMATED
                                               SEE     CARRYING      FAIR       CARRYING      FAIR
                                               NOTE     AMOUNT       VALUE       AMOUNT       VALUE
                                               ----    --------    ---------    --------    ---------
                                                                   (DOLLARS IN MILLIONS)
    Financial liabilities:
    Long-term debt...........................    5       $540        $ 575        $637        $ 635
    Derivatives..............................   11         --           --          --           14

     The carrying amount of all other assets and liabilities not listed above approximate their estimated fair values. The following methods and assumptions were used to estimate the fair values for financial instruments:

  Long-term debt

     The fair values for long-term debt are based on quoted market prices for similar issues or by discounting expected cash flows at the rates currently available for debt of similar terms and maturities.

  Derivatives

     The fair values for natural gas contracts are based on quoted market prices at the reporting date for those or similar instruments.

                      ARCADIAN CORPORATION & SUBSIDIARIES

(13) STOCK SPLIT

     On March 10, 1995, the Board of Directors approved a 3-for-1 stock split of the Common Stock (to be effected as a stock dividend). Retroactive effect for this stock split has been given to all Common Stock share amounts (except treasury shares) and per share amounts for all periods presented in these consolidated financial statements.

(14) SUBSEQUENT EVENTS

  Cash Dividends and Distributions

     In January 1996, the Corporation declared a cash dividend on the Common Stock in the amount of $0.05 per share or approximately $2 million in the aggregate, and a cash distribution on the AAC Warrants of $0.05 per share of Common Stock purchasable upon exercise of the AAC Warrants or approximately $53,000 in the aggregate. The dividend on the Common Stock and the distribution on the AAC Warrants are payable on February 13, 1996 to holders of record at the close of business on February 2, 1996.

     In January 1996, the Corporation declared a cash dividend on the Preferred Stock in the amount of $.3682 per share or approximately $5 million in the aggregate. The dividend on the Preferred Stock is payable on February 13, 1996, to holders of record at the close of business on February 2, 1996.

  Secondary Common Stock Offering

     In February 1996, the Corporation completed an underwritten public offering of 2.4 million shares of Common Stock on behalf of certain holders of Common Stock and of warrants to purchase Common Stock. The Company received net proceeds of $4 million from the exercise of warrants, and $5 million from the issuance of an additional 0.2 million shares upon the exercise of the underwriters' over-allotment option.


  DOJ Investigations -- As of January 9, 1997 (Unaudited)



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


(15) OTHER FINANCIAL INFORMATION

  Allowance for Doubtful Accounts

     The following is supplemental information for Arcadian's allowance for doubtful accounts:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                              1995        1994        1993
                                                             ------      ------      ------
                                                                     (IN THOUSANDS)
    Balance -- January 1..................................   $1,254      $1,150      $  880
      Additions charged to expenses.......................      948         286         344
      Deductions..........................................     (324)       (182)        (74)
                                                             ------      ------      ------
    Balance -- December 31................................   $1,878      $1,254      $1,150
                                                             ======      ======      ======

                      ARCADIAN CORPORATION & SUBSIDIARIES

  Inventory Valuation Reserves

     The following is supplemental information for Arcadian's inventory valuation reserves:


                                                                     DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Balance -- January 1..................................  $ 5,337     $ 3,817     $ 1,194
      Additions (deductions)..............................   (3,007)      1,520       2,623
                                                            -------     -------     -------
    Balance -- December 31................................  $ 2,330     $ 5,337     $ 3,817
                                                            =======     =======     =======


  Cash Flow Supplemental Information

     The following is supplemental cash flow information:


                                                                     DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
    Interest paid......................................... $ 63,976     $63,222     $40,811
    Income taxes paid.....................................   36,122       9,411       6,652
    Non-cash items:
    Capital contribution to joint venture in the form of
      property, plant and equipment.......................    3,662          --          --
      Exchange of preferred stock for junior subordinated
         debentures.......................................       --      33,734          --
      Notes issued to repurchase common stock.............       --          --       4,018
      Non-cash portion of merger consideration (issuance
         of preferred stock)..............................  214,195          --          --
      Accrued dividends on preferred stock................    5,085          --          --


(16) SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

     Summarized quarterly financial information for the years ended December 31, 1995 and 1994, is as follows:

                                                    1ST          2ND          3RD          4TH
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
1995
Net sales.....................................    $340,838     $350,240     $269,523     $306,286
Gross profit..................................      87,754      110,402       70,994       88,399
Operating income..............................      71,638       97,382       54,205       69,116
Net income....................................      13,745       21,531       19,774       33,200
  Net income per common share(a)..............    $   0.83     $   1.28     $   0.58     $   0.71
1994
Net sales.....................................    $245,509     $305,583     $260,966     $288,243
Gross profit..................................      31,861       58,891       39,053       55,133
Operating income..............................      21,190       45,768       25,557       24,757
Net income (loss).............................       4,602        8,657        3,555       (6,821)
  Net income (loss) per common share(a).......    $   0.21     $   0.53     $   0.22     $  (0.48)

---------------

(a) Net income (loss) per common share for each quarter has been computed based on the weighted average number of common and common equivalent shares during the respective quarter; therefore, quarterly amounts may not sum to the year totals.

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
  NUMBER                            DESCRIPTION OF EXHIBIT                            PAGE
----------------------------------------------------------------------------------------------
   3.1     -- Restated Certificate of Incorporation of Arcadian Corporation, as
              amended (incorporated herein by reference to Exhibit 3.1 to the
              Registration Statement on Form S-4 (Registration No. 33-90290)
              relating to Arcadian Corporation's offering of Preferred Stock
              ("Preferred Stock Registration Statement") and Exhibit 3.2 to
              Arcadian Corporation's Current Report on Form 8-K for the reported event dated August 9, 1995 ("Arcadian Corporation 08/09/95 Current
              Report")).

   3.2     -- Certificate of Designation relating to the Mandatorily Convertible
              Preferred Stock, Series A (incorporated herein by reference to
              Exhibit 3.2 to the Arcadian Corporation 08/09/95 Current Report).

   3.3*    -- Amended and Restated Bylaws of Arcadian Corporation dated February
              12, 1996.

   4.1     -- Indenture dated May 11, 1993, among Arcadian Partners, L.P., Arcadian
              Partners Finance Corporation, and IBJ Schroder Bank & Trust Company,
              as Trustee, with respect to Arcadian Partners, L.P.'s and Arcadian
              Partners Finance Corporation's Series A and B Senior Notes due 2005
              (incorporated herein by reference to Exhibit 4.2 to Arcadian
              Partners, L.P.'s Current Report on Form 8-K for the reported event dated May 11, 1993 ("Arcadian Partners 05/11/93 Current Report")).

   4.2*    -- Note Agreement dated as of April 23, 1992, between Arcadian
              Fertilizer, L.P., and the purchasers of the First Mortgage Notes named therein (form), as amended by (1) the letter agreement dated as of September 7, 1993, between Arcadian Fertilizer, L.P., and the holders of the First Mortgage Notes (form), (2) the letter agreement dated as of April 8, 1994, between Arcadian Fertilizer, L.P., and the holders of the First Mortgage Notes (form), (3) the letter agreement dated as of June 26, 1995, between Arcadian Fertilizer, L.P., and the holders of the First Mortgage Notes (form) ("Third Amendment"), and
              (4) the letter agreement dated as of July 24, 1995, between Arcadian
              Fertilizer, L.P., and the holders of the First Mortgage Notes (form)
              ("Fourth Amendment") (incorporated herein by reference to Exhibit
              10.34 to the Registration Statement on Form S-1 (Registration No.
              33-45828) relating to Arcadian Partners, L.P.'s offering of
              Preference Units ("Preference Units Registration Statement"), Exhibit
              10.27 to Arcadian Corporation's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1993, and Exhibit 4.3 to the Preferred
              Stock Registration Statement, except for the Third Amendment and the
              Fourth Amendment which are filed herewith).

   4.3     -- Revolving Credit Agreement dated as of June 29, 1995, among Arcadian
              Fertilizer, L.P., the banks parties thereto, and Cooperatieve
              Centrale Raiffeisen- Boerenleenbank B.A., "Rabobank Nederland", New
              York Branch, as Agent (incorporated herein by reference to Exhibit
              4.4 to the Preferred Stock Registration Statement).

   4.4     -- Registration Rights Agreement dated as of December 22, 1989, among
              Arcadian Corporation and certain holders of Common Stock (form)
              (incorporated herein by reference to Exhibit 4.4 to the Registration
              Statement on Form S-1 (Registration No. 33-34357) relating to
              Arcadian Corporation's offering of Common Stock ("Common Stock
              Registration Statement")).

   4.5     -- Warrant Issuance Agreement dated as of May 31, 1989, between Arcadian
              Corporation and AAC Holdings, Inc., on behalf of the holders of AAC
              Warrants (incorporated herein by reference to Exhibit 10.29 to the
              Common Stock Registration Statement).

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
  NUMBER                            DESCRIPTION OF EXHIBIT                            PAGE
----------------------------------------------------------------------------------------------
   4.6*    -- Warrant Agreement dated as of December 22, 1989, between Arcadian
              Corporation and Chemical Bank, as Warrant Agent, relating to the B
              Warrants, as supplemented by (1) the First Supplemental Agreement dated as of April 10, 1992, among Arcadian Fertilizer, L.P., Arcadian
              Corporation and Chemical Bank, as Warrant Agent, and (2) the letter agreement dated as of January 31, 1996, among Arcadian Corporation,
              Society National Bank, as successor Warrant Agent, and Chemical Bank, as removed Warrant Agent ("Second Supplement") (incorporated herein by reference to Exhibit 10.31 to the Common Stock Registration
              Statement and Exhibit 10.31 to the Preference Units Registration
              Statement, except for the Second Supplement which is filed herewith).

  10.1*    -- Amended and Restated Agreement of Limited Partnership of Arcadian
              Partners, L.P., dated as of March 5, 1996 ("Partners Partnership
              Agreement"), and the related Certificate of Limited Partnership of
              Arcadian Partners, L.P., filed with the Secretary of State of the
              State of Delaware on February 10, 1992 (incorporated herein by reference to Exhibit 3.2 to the Preference Units Registration
              Statement, except for the Partners Partnership Agreement which is filed herewith).

  10.2     -- Agreement of Limited Partnership of Arcadian Fertilizer, L.P., dated as of March 3, 1992 (form), and the related Certificate of Limited
              Partnership of Arcadian Fertilizer, L.P., filed with the Secretary of
              State of the State of Delaware on March 3, 1992 (incorporated herein by reference to Exhibits 10.32 and 10.33 to the Preference Units
              Registration Statement).

  10.3     -- Geismar Complex Services Agreement dated June 4, 1984, between Allied
              Corporation and Arcadian Corporation (incorporated herein by reference to Exhibit 10.4 to the Common Stock Registration
              Statement).

  10.4     -- Agreement of Lease and Option to Purchase dated as of November 1,
              1986, between Nipro, Inc. and CNC Corp. (subsequently named Columbia
              Nitrogen Corporation), as amended by the letter agreement dated as of
              November 1, 1986, between the parties (incorporated herein by reference to Exhibit 10.18 to the Preference Units Registration
              Statement).

  10.5*    -- Operating Agreement dated May 11, 1993, between BP Chemicals Inc. and
              Arcadian Ohio, L.P., as amended by the First Amendment to the
              Operating Agreement dated as of November 20, 1995, between BP
              Chemicals Inc. and Arcadian Ohio, L.P. ("First Amendment")
              (incorporated herein by reference to Exhibit 10.2 to the Arcadian
              Partners 05/11/93 Current Report, except for the First Amendment which is filed herewith).

  10.6     -- Manufacturing Support Agreement dated May 11, 1993, between BP
              Chemicals Inc. and Arcadian Ohio, L.P. (incorporated herein by reference to Exhibit 10.3 to the Arcadian Partners 05/11/93 Current
              Report).

  10.7     -- Agreement for Lease dated as of June 29, 1995, between Trinidad
              Ammonia Company, Limited Partnership, and Arcadian Fertilizer, L.P.
              (incorporated herein by reference to Exhibit 10.21 to the Preferred
              Stock Registration Statement).

  10.8     -- Lease Agreement dated as of June 29, 1995, between Trinidad Ammonia
              Company, Limited Partnership, and Arcadian Fertilizer, L.P.
              (incorporated herein by reference to Exhibit 10.22 to the Preferred
              Stock Registration Statement).

  10.9     -- Purchase Option Agreement dated as of June 29, 1995, between Trinidad
              Ammonia Company, Limited Partnership, and Arcadian Corporation
              (incorporated herein by reference to Exhibit 10.23 to the Preferred
              Stock Registration Statement).

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
  NUMBER                            DESCRIPTION OF EXHIBIT                            PAGE
----------------------------------------------------------------------------------------------
  10.10*   -- Indemnity Agreement between Arcadian Corporation and its directors and officers (form).

  10.11    -- Arcadian Corporation Stock Option Plan dated April 23, 1990, as amended by (1) the First Amendment to the Arcadian Corporation Stock
              Option Plan dated November 2, 1990, (2) the Second Amendment to the
              Arcadian Corporation Stock Option Plan dated April 30, 1991, (3) the
              Third Amendment to the Arcadian Corporation Stock Option Plan dated
              April 27, 1993, and (4) the Fourth Amendment to the Arcadian
              Corporation Stock Option Plan dated April 26, 1994 (incorporated herein by reference to Exhibits 28.1, 28.2 and 28.3 to the Registration Statement on Form S-8 (Registration No. 33-40323) relating to Arcadian Corporation's offering of Common Stock upon the exercise of options granted pursuant to the Stock Option Plan,
              Exhibit 10.19 to Post-Effective Amendment No. 1 to the Registration
              Statement on Form S-1 (Registration No. 33-51252) relating to
              Arcadian Corporation's offering of Common Stock upon the exercise of A Warrants and B Warrants, and Exhibit 10.14 to the Preferred Stock
              Registration Statement).

  10.12    -- Arcadian Corporation Stock Appreciation Rights Plan dated January 26,
              1993, as amended by the First Amendment to the Arcadian Corporation
              Stock Appreciation Rights Plan dated October 25, 1994 (incorporated herein by reference to Exhibit 10.27 to Arcadian Corporation's
              Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
              1993, and Exhibit 10.15 to the Preferred Stock Registration
              Statement).

  10.13    -- Arcadian Corporation Supplemental Executive Retirement Plan
              (incorporated herein by reference to Exhibit 10.16 to the Preferred
              Stock Registration Statement.)

  10.14*   -- Arcadian Corporation Restricted Stock Plan dated March 26, 1996.

  11*      -- Computation of Net Income (Loss) per Common Share.

  13*      -- Arcadian Corporation's 1995 Annual Report to Stockholders.

  21*      -- Subsidiaries of Arcadian Corporation.

  23*      -- Accountants' Consent of KPMG Peat Marwick LLP.

---------------

* This exhibit or a portion thereof, as indicated above, is filed with this report.